Form 10-Q
period 1996-03-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1996-05-16
CIK 798540

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 1996

                           Commission File No. 1-14114

                         RETIREMENT CARE ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                     43-1441789
- ------------------------------             ----------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

          6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328
          ----------------------------------------------------------
                     (Address of Principal Executive Offices)

                                (404) 255-7500
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 11,388,048 shares of the Registrant's $.0001 par value Common Stock outstanding as of May 13, 1996.


                 RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX
                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               March 31, 1996 and March 31, 1995 . . . . . . . . .      4

               Consolidated Statements of Operations
               (Unaudited) - Nine Months Ended
               March 31, 1996 and March 31, 1995 . . . . . . . . .      5

               Consolidated Balance Sheets - (Unaudited)
               March 31, 1996 and (Audited) June 30, 1995. . . . .    6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended March 31,
               1996 and March 31, 1995. . . .. . . . . . . . . . .      8

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .    9 - 10


  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .   11 - 13


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     13

  Item 1.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 2.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 3.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 4.      None. . . . . . . . . . . . . . . . . . . . . . . .     14
  Item 5.      Other information . . . . . . . . . . . . . . . . .     14
  Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . .     14

               Signatures. . . . . . . . . . . . . . . . . . . . .     15


PART I.  FINANCIAL INFORMATION                  ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commis-sion. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Manage-ment, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consol-idated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K, Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1995, File No. 0-22168.

     The Financial information included in this report has been prepared by the
Company, without audit, and should not be relied upon to the same extent as audited financial statements.

        RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                               March 31,        March 31,
                                                 1996             1995
REVENUES

Patient service revenue:
   Skilled nursing                           $26,071,619      $17,465,088
   Assisted living                             5,932,942          812,809
Medical supply revenue                         2,100,600        1,358,462
Management fee revenue:

From affiliates                                  957,000        1,046,501
  From others                                     73,882           73,809
Other operating revenue                          486,370          604,773

                                              35,622,413       21,361,442
EXPENSES

Cost of patient services                      18,814,605       12,522,900
Cost of medical supplies sold                  2,751,524          842,246
Lease expense                                  1,542,445        1,407,170
General and administrative                     6,848,798        3,193,834
Depreciation and amortization                    926,608          208,804
Interest                                       1,837,484          375,297

                                              32,721,464       18,550,251

INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES                                 2,900,949        2,811,191

Minority interest                                (58,097)         (26,967)

Income before income taxes                     2,842,852        2,784,224

Income taxes                                   1,106,272        1,070,000

NET INCOME                                   $ 1,736,580      $ 1,714,224

PREFERRED STOCK DIVIDENDS                         75,000           75,000

NET INCOME AVAILABLE FOR COMMON
  SHAREHOLDERS                                 1,661,580        1,639,224

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                   .15              .14

WEIGHTED AVERAGE SHARES OUTSTANDING           11,861,885       11,830,393


             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   March 31,     March 31,
                                                     1996          1995
REVENUES

Patient service revenue:
  Skilled nursing                                $76,119,264   $48,116,334
  Assisted living                                 10,062,746     2,095,019
Medical supply revenue                             5,294,915     2,402,453
Management fee revenue:
From affiliates                                    2,538,171     2,698,501
  From others                                        296,506       302,141
Other operating revenue                            1,181,165       998,035

                                                  95,492,767    56,612,483
EXPENSES

Cost of patient services                          52,466,995    35,546,868
Cost of medical supplies sold                      6,171,863     1,451,300
Lease expense                                      5,023,376     4,262,850
General and administrative                        15,619,316     6,341,133
Depreciation and amortization                      2,004,397       519,248
Interest                                           4,110,317       799,916

                                                  85,396,264    48,921,315
INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES                                    10,096,503     7,691,168

Minority interest                                   (127,057)       (7,938)

Income before income taxes                         9,969,446     7,683,230

Income taxes                                       3,854,135     2,960,000

NET INCOME                                       $ 6,115,311   $ 4,723,230

PREFERRED STOCK DIVIDENDS                            225,000       150,000

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS       5,890,311     4,573,230

NET INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE                                                  .52           .38

WEIGHTED AVERAGE SHARES OUTSTANDING               11,861,885    12,268,161


        RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
           MARCH 31, 1996 AND AUDITED AT JUNE 30, 1995

                                                  Unaudited      Audited
                                                  March 31,      June 30,
                                                    1996           1995
ASSETS

CURRENT

Cash and cash equivalents                       $   340,240    $ 5,207,185
Accounts receivable                              23,834,618     11,282,467
Inventory                                         2,859,196      1,364,569
Advances due from affiliates                      2,314,250      2,314,250
Note and accrued interest receivable                     --      2,396,667
Prepaid expenses and other                        5,685,979      3,217,408

Total current assets                             35,034,283     25,782,546

PROPERTY AND EQUIPMENT                           76,654,503     37,233,506

OTHER ASSETS

Marketable equity securities                        674,276         99,510
Investments in and advances to the Atrium
  of Jacksonville, Ltd. the Atrium
  Nursing Home, Inc. and In-house Rehab, Inc.     5,709,919      4,431,235
Deferred lease and loan costs                     5,394,361      3,732,197
Goodwill                                          3,061,361      1,798,881
Notes and advances due from affiliates            7,299,177      5,013,972
Other assets                                      7,787,349      2,165,699

Total other assets                               29,926,443     17,241,494

                                               $141,615,229    $80,257,546


        RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEETS
        AS OF MARCH 31, 1996 AND AUDITED AT JUNE 30, 1995

                                                 Unaudited        Audited
                                                 March 31,        June 30,
                                                   1996             1995
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                               $  7,564,907     $ 7,699,640
Accrued expenses                                  5,976,912       3,184,233
Income taxes payable                              6,800,000       3,158,000
Deferred income taxes                               134,500         134,500
Current maturities of long-term debt              3,004,364       8,640,871
Deferred gain                                        40,000          40,000

Total current liabilities                        23,520,683      22,857,244

Deferred gain                                       261,370         261,370

Long-term debt, less current maturities          84,721,064      32,426,023

Total liabilities                               108,503,117      55,544,637

Minority interest                                 4,733,386       1,979,655

Redeemable convertible preferred stock            2,400,000       3,000,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 11,159,270
 and 9,526,166 shares outstanding                     1,058           1,031
 Additional paid-in capital                      18,910,811      18,555,677
 Retained earnings                                7,066,857       1,176,546
Total shareholders' equity                       25,978,726      19,733,254

                                               $141,615,229     $80,257,546


                 RETIREMENT CARE ASSOCIATES, INC.
       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   March 31,     March 31,
                                                     1996          1995
OPERATING ACTIVITIES
Net income                                      $  6,115,311   $ 4,723,230
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    1,947,411       643,456
  Minority interest share of net income              127,057         7,938
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                            (12,552,151)   (4,270,332)
  Inventory                                       (1,494,627)     (221,944)
  Prepaid expense and other assets                (6,814,868)   (1,867,645)
  Accounts payable and accrued expenses            6,299,946     3,784,287
  Increase in deferred lease and loan costs       (1,916,153)     (546.907)

Cash provided by (used in) operating activities   (8,288,044)    2,798,990

INVESTING ACTIVITIES
Purchase of property and equipment               (41,025,608)   (2,208,054)
Issuance of notes receivable and
  advances to affiliates                          (2,285,205)   (2,275,170)
Investment in and advances to Atrium Ltd.         (1,278,684)      (21,329)
Restricted bond funds                                              579,775
Changes in marketable equity securities             (574,766)     (301,630)
Repayment of note receivable                       2,396,667
Purchase of cash in acquisition                                     73,254

Cash (used in) investing activities              (42,767,596)   (4,153,154)

FINANCING ACTIVITIES
Dividends on preferred stock                        (225,000)
Redemption of Preferred Stock                       (600,000)
Net proceeds from issuance of:
  Line of credit                                                 1,000,000
  Common stock                                       355,161
  Long-term debt                                  48,036,000
  Preferred Stock                                                2,400,000
  Payments on long-term debt                      (1,377,466)     (226,158)

Cash provided by financing activities             46,188,695     3,173,842

Net increase (decrease) in cash and
  cash equivalents                                (4,866,945)    1,272,771

Cash and cash equivalents, beginning of period     5,207,185       960,062

Cash and cash equivalents, end of period        $    340,240   $ 2,232,833


        RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not mis-leading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No 0-22168.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

The Financial Accounting Standard Board has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company has adopted this standard in fiscal 1995. In management's opinion, adopting SFAS No. 115 did not materially effect the Company's financial statements for the three months ended December 31, 1995.

Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year retro-actively adjusted to give effect to the stock dividend discussed in Note 8.
Net income is reduced for the 10% cumulative preferred dividend on the Series AA preferred stock.

NOTE 2.   ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

Accounts receivable and operating revenue include net amounts reimbursed by Medicaid under the provisions of cost reimbursement formulas in effect. The Company operates under a prospective payment system with Medicare, under which annual rates are assigned based on estimated reimbursements. Differences between estimated provisions and final settlement are reflected as adjust-ments to future rates.

NOTE 3.   INVENTORIES

Inventories consist of the following at March 31, 1996:

               Raw material          $   297,281
               Work in process           100,986
               Finished goods          2,460,929

                                     $ 2,859,196

NOTE 4:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At March 31, 1996 and June 30, 1995, the Company had notes and advances to affiliates totaling approximately $9,613,427 and $7,328,222, respectively. The notes receivable from affiliates are secured by second mortgages on facilities owned by partnerships in which Winter Haven Homes, Inc., an affiliate of the Company, is the corporate general partner. The notes receivable are also collateralized by guarantees provided by the principals of Winter Haven Homes, Inc., who are shareholders of the Company. The guarantees are also collateralized by a pledge of marketable securities of $2,300,000 at March 31, 1996, which is equal to approximately 10% of the fair value of the underlying facility collateral.

NOTE 5.   LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                               March 31,        June 30,
                                                 1996             1995
Amounts outstanding under Revenue Bonds
  secured by retirement facilities            $30,740,000     $24,355,000

Other debt secured by retirement and
  nursing facilities                           54,264,321      13,930,347

Other debt                                      2,721,107       2,781,547

Totals                                         87,725,428      41,066,894

Current maturities                              3,004,364       8,640,871

Total long-term debt                          $84,721,064     $32,426,023

NOTE 6:   FACILITY ACQUISITIONS AND SIGNIFICANT LEASES

During the three months ended March 31, 1996, the Company consummated the following acquisitions:

(a) On January 1, 1996 the Company leased Wilkinson Health Care Center, a 50-bed nursing facility located in Gastonia, North Carolina, The lease is for a ten year period with monthly lease payments of $14,000.

(b) On March 1, 1996 the Company leased Highland Manor, a 132-bed facility located in Dublin, Virginia. The lease is for 20 years with monthly lease payments of $14,583.33.

(c) On March 1, 1996 the Company leased Clinch Health Care Center, a 72-bed facility located in Homerville, Georgia. The lease is for 20 years with monthly lease payments of $18,083.33.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995.

     The Company's total revenues for the three months ended March 31, 1996, were $35,622,413 compared to $21,361,442 for the three months ended March 31, 1995.

     Management fees decreased from $1,120,310 in the quarter ended March 31, 1995 to $1,030,882 in the quarter ended March 31, 1996, due to the decreased number of facilities which the Company manages. As of March 31, 1995, the Company was managing 26 facilities, and as of March 31, 1996, the Company was managing 24 facilities.

     Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $18,277,897 for the quarter ended March 31, 1995, to $32,004,561 for the quarter ended March 31, 1996. The Company was operating 54 facilities for the quarter ended March 31, 1996 compared to 31 for the quarter ended March 31, 1995. The cost of patient services in the amount of $18,814,605 for the quarter ended March 31, 1996, represented 59% patient service revenue, as compared to $12,522,900 or 68% of patient service revenue during the quarter ended March 31, 1995. This decrease is attributed to the Company acquiring assisted living facilities which require less skilled care.

     General and administrative expenses for the three months ended March 31, 1996 were $6,848,798 representing 19% of total revenues, as compared to $3,193,834 representing 15% of total revenues, for the three months ended
March 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and to a one-time charge of approximately $400,000 related to the termination of the Company's proposed merger with NewCare Health Corporation.

     For the quarter ended March 31, 1996, the Company incurred expense for income taxes of $1,106,272 which represents an effective tax rate of 39%, as compared to expenses for income taxes of $1,070,000 which represents an effective tax rate of 39% for the quarter ended March 31, 1995.

     The net income of $1,736,580 for the quarter ended March 31, 1996, is higher than the net income of $1,714,224 for the quarter ended March 31, 1995. The net income for the quarter ended March 31, 1996, is a result of the profits from the Company's operation of nursing and retirement facilities.

     Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms, however, they are all subject to termination on 60 days notice, with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995.

     The Company's total revenues for the nine months ended March 31, 1996, were $95,492,767 compared to $56,612,483 for the nine months ended March 31, 1995.

     Management fees decreased from $3,000,642 in the nine months ended March 31, 1995 to $2,834,677 in the nine months ended March 31, 1996. As of March 31, 1995, the Company was managing 26 facilities, and as of March 31, 1996, the Company was managing 24 facilities.

     Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $48,116,334 for the nine months ended March 31, 1995, to $76,119,269 for the nine months ended March 31, 1996. The Company was operating 54 facilities for the nine months ended March 31, 1996 compared to 31 for the nine months ended March 31, 1995. The cost of patient services in the amount of $52,466,995 for the nine months ended March 31, 1996, represented 68% patient service revenue, as compared to $35,546,868 or 73% of patient service revenue during the nine months ended March 31, 1995. This decrease is attributed to the Company acquiring assisted living facilities which require less skilled care.

     General and administrative expenses for the nine months ended March 31, 1996 were $15,619,316 representing 16% of total revenues, as compared to $6,341,133 representing 12% of total revenues, for the nine months ended March 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and to a one-time charge of approximately $400,000 related to the termination of the Company's proposed merger with NewCare Health Corporation.

     For the nine months ended March 31, 1996, the Company incurred expense for income taxes of $3,854,135 which represents an effective tax rate of 39%, as compared to expenses for income taxes of $2,960,000 which represents an effective tax rate of 39% for the six months ended March 31, 1995.

     The net income of $6,115,311 for the nine months ended March 31, 1996, is higher than the net income of $4,723,230 for the nine months ended March 31, 1995. The net income for the nine months ended March 31, 1996, is a result of the profits from the Company's operation of nursing and retirement facilities.

     Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms, however, they are all subject to termination on 60 days notice, with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had $11,513,600 in working capital compared to $2,925,302 at June 30, 1995. This increase was due to an increase in receivables due to the new facilities which came on line in the current fiscal year.

     During the nine months ended March 31, 1996, cash used by operating activities was ($8,288,044) as compared to $2,252,083 provided by operating activities during the nine months ended March 31, 1995. The ($10,540,127) decrease was primarily due to the increase in accounts receivable for the nine months ended March 31, 1996 of $12,552,151. This increase in non-cash assets was partially offset by increases in accounts payable and accrued expenses totalling $6,299,946. Accounts receivable increased due to the increase in facilities being operated by the Company.

     Cash used in investing activities during the nine months ended March 31, 1996 was ($42,767,596). The expenditures related to purchases of equipment, securities, investments in subsidiaries and advances to affiliates.

     Cash provided by financing activities during the nine months ended March 31, 1996 consisted of $48,036,000 in long term loans and $355,161 in issuance of common stock. Cash used in financing activities consisted of ($1,377,466) in payments of long term debt, ($225,000) in dividends on preferred stock and ($600,000) in redemption of preferred stock.

     IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

     Management is uncertain what the final impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, Management doesn't believe that there will be cuts in reimbursements paid to nursing homes.

     Legislative and regulatory action, at the state and federal level, has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited payment increases under these programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of healthcare facilities.

                   PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          On January 18, 1996, the Company held an Annual Meeting of Shareholders at which Chris Brogdon, Edward E. Lane, Darrell C. Tucker, Michael P. Traba and Julian S. Daley were elected to serve as Directors of the Company, and an amendment to the Company's 1993 Stock Option Plan was approved. No other matters were presented for a vote at the meeting.

          The following sets forth the votes cast for and withheld in the election of the Directors. There were no abstentions or broker non-votes.

          Nominees                    For                    Withheld

     Chris Brogdon               9,021,900 Votes           159,700 Votes
     Edward E. Lane              9,015,618 Votes           165,982 Votes
     Darrell C. Tucker           9,016,176 Votes           165,424 Votes
     Michael P. Traba            9,015,914 Votes           165,686 Votes
     Julian S. Daley             9,003,894 Votes           177,706 Votes

          The following sets forth the votes cast for, against or abstained and broker non-votes on an amendment to the Company's 1993 Stock Option Plan to increase the number of shares which may be issued upon the exercise of options granted under the Plan from 1,102,500 to 1,602,500.

         For          Against          Abstain          Broker Non-Votes
      ---------       -------          -------          ----------------
      8,437,146       495,680          198,074               50,700

Item 5         Other Information

           During the quarter ended March 31, 1996, the Company terminated its proposed merger with NewCare Helath Corporation. Management continues to look for acquisitions in the retirement and nursing home field for the Company.

Item 6         Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None

          (b)  Reports on Form 8-K.

               The Company filed a Report on Form 8-K dated February 12, 1996, reporting information under Item 4 - Changes in Registrant's Certifying Accountants, concerning a change in the Company's accountants.

                 The Company filed a Report on Form 8-K dated February 20, 1996, reporting information under Item 5 - Other Events, concerning the signing of an Agreement and Plan of Merger with NewCare Health Corporation.


                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RETIREMENT CARE ASSOCIATES, INC.


DATED: May 15, 1996                 By: /s/Chris Brogdon
                                        Chris Brogdon, President

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically