Form 10-K
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1996-10-15
CIK 798540

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  June 30, 1996

             OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from:

                          Commission File No. 1-14114

                        RETIREMENT CARE ASSOCIATES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           COLORADO                                    43-1441789
(State or Other Jurisdiction of                  (I.R.S. Employer Identi-
Incorporation or Organization)                      fication Number)

          6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328 (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (404) 255-7500

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.0001 Par Value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 18, 1996, 13,180,918 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $67,925,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference: Part III is incorporated by reference to the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held in December 1996.

                                  PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Retirement Care Associates, Inc. is a leading provider in the southeastern United States of senior residential care services, which include long-term care, assisted living and independent living services. The Company's long-term care facilities provide skilled nursing care, specialty care services and ancillary services to patients, while its assisted/independent living centers provide services to residents in need of varying degrees of assistance with the activities of daily living. Its facilities are located primarily in rural and non-urban areas in the United States, and it is the largest provider of senior residential care services in Georgia. As of August 20, 1996, the Company operated 69 facilities which it owned or leased, and managed an additional 24 facilities for others.

     The Company's headquarters are located in Atlanta, Georgia. Its executive offices are located at 6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328. Its telephone number at that address is (404) 255-7500.

     The Company was formed under the laws of the State of Colorado on March 24, 1986, under the name "New Frontiers Investments, Inc." to create a corporate vehicle to seek and acquire a business opportunity.

     In February, 1987, the Company completed a public offering of units consisting of shares and warrants. The gross proceeds to the Company from the offering were approximately $236,455.

     On April 2, 1987, the Company acquired 100% of the outstanding shares of Retirement Care Associates, Inc. ("RetireCare") in exchange for shares of the Company's Common Stock. RetireCare is a corporation formed in 1987 to engage in the business of consulting to, marketing and managing retirement centers. RetireCare eventually planned to expand its operations to include acquisition and syndication of retirement centers.

     At the time of the acquisition, the Company changed its name to "Retirement Care Associates, Inc." Also as a result of the acquisition, there was a complete change in control of the Company.

     The Company attempted to operate in several facets of the retirement industry including development, contract management, acquisition and consulting. Although the Company had some success turning around distressed properties, it was not able to retain long-term management contracts. In September, 1988, the Company narrowed its goals to focus on long-term marketing and management contracts of distressed properties.

     In October, 1988, the Company purchased The Paxton Manor, a 250 unit retirement facility located in Omaha, Nebraska. This property, constituting essentially all of the assets of the Company at the time, was subsequently sold on November 12, 1991, with shareholder approval. In September 1991, Chris Brogdon and Edward E. Lane agreed to become Directors of the Company and the existing directors and several major shareholders of the Company verbally agreed that if Messrs. Brogdon and Lane would invest $50,000 in the Company, the Company would issue to them 1,447,031 shares of the Company's Common

Stock. The $50,000 was used to pay the expenses of preparing and filing the Company's delinquent SEC reports and tax returns, and paying the state and federal taxes owed as a result of the sale of the Paxton Manor during 1991. During this period of time, the Company's Officers and Directors resigned and Chris Brogdon and Edward Lane became Officers and Directors of the Company.

     From November 1991 to November 1992, the Company had no significant activities other than the filing of delinquent SEC reports and tax returns.

     In November 1992, the Company merged with Capitol Care Management Company, Inc. ("CCMC"), a Georgia corporation engaged in the business of providing management services to retirement facilities, personal care facilities and nursing homes. In connection with the merger the Company issued 964,688 shares of the Company's Common Stock and Promissory Notes in the aggregate amount of $1,000,000 to the CCMC shareholders. Simultaneously with the merger, all of the assets, liabilities and operations of CCMC were placed into a newly formed Georgia corporation named Capitol Care Management Company, Inc. ("Capitol Care") which is a wholly-owned subsidiary of the Company. On December 31, 1992, the promissory notes aggregating $1 million were canceled and in consideration therefor the holders of the promissory notes were issued 1,000,000 shares of Series C Convertible Preferred Stock which were subsequently converted into 964,688 shares of Common Stock.

     In December 1993, the Company acquired Retirement Management
Corporation, a Nevada corporation engaged in the business of providing management and marketing services to retirement care facilities, in a merger transaction in which it was merged into Capitol Care. Immediately after the merger, all of the assets, liabilities and operations of Retirement Management Corporation were transferred into Retirement Management Corporation ("RMC"), a newly formed Georgia corporation which is a subsidiary of Capitol Care. In this transaction, the Company issued 92,610 shares of its Common Stock and shares of preferred stock which were later converted into 115,763 shares of Common Stock and $100,000 in cash in exchange for all of the outstanding stock of RMC. During the period from January 1, 1993 to December 10, 1993, RMC had $668,861 in revenue and net income of $85,511.

     On September 30, 1994, the Company acquired approximately 63% of the outstanding stock of Contour Medical, Inc., a publicly-held Nevada corporation located in St. Petersburg, Florida, which manufactures a full line of orthopedic care and rehabilitation products. The Company currently owns approximately 60% of the outstanding stock of Contour Medical, Inc.

     In July, 1993, the Company effected a 1 for 12 reverse stock split of the shares of the Company's outstanding Common Stock. The Company paid 5% stock dividends on its outstanding Common Stock in February 1994, February 1995 and May 1996. All financial information and share data in this Report give retroactive effect to the reverse split and stock dividends.

INTRODUCTION

     The Company is a leading provider in the southeastern United States of senior residential care services, which include long-term care, assisted living and independent living services. The Company's long-term care facilities provide skilled nursing care, specialty care services and ancillary services to patients while the Company's assisted/independent living centers provide services to residents in need of varying degrees of assistance with the activities of daily living. Most of the Company's facilities are located in rural and non-urban areas in the southeastern United States, and the Company is the largest provider of senior residential long term care services in Georgia.

     The Company's strategy is to increase the number of facilities that it operates (i) primarily by acquiring by purchase or lease independently-owned long-term care facilities and assisted/independent living centers located in the Southeast and (ii) secondarily by developing assisted/independent living centers adjacent or complementary to it existing facilities. Upon the acquisition of a facility, the Company implements its management information and control systems and provides capital for necessary physical plant improvements to enable its professionals to increase occupancy and attain the Company's standards for quality of care.

     The Company's operating strategy with respect to its assisted/independent living centers is to increase its center occupancy rates by maintaining high quality social and support services for its residents, to develop relationships with community leaders and other referral sources and to implement a strong marketing program, including direct mail marketing and advertising and special events. Assisted living is an increasingly popular form of senior housing which offers seniors who need or desire help with the activities of daily living and limited health care services a residential alternative which allows them more independence and is less costly than a long-term care facility. The Company's independent living centers offer residents complete independence and provide basic support services as well as customized services to meet their individual needs.

     The Company's operating strategy with respect to its long-term care facilities is to improve its payer mix by (i) making capital improvements which the Company believes are necessary to attract more private pay residents, (ii) aggressively marketing such facilities to prospective private pay residents and (iii) seeking Medicare certification for newly acquired facilities. The Company seeks to enhance the revenue of its existing facilities by offering its long-tem care patients physical, speech, occupational and respiratory therapy, wound care and other ancillary services. At June 30, 1996, all of the Company's long-term care facilities were Medicare certified.

     SENIOR RESIDENTIAL CARE INDUSTRY

     GENERAL. The senior residential care industry encompasses a broad range of residential and health care services provided to the elderly and to patients who can be cared for outside the acute care hospital environment. The Company believes that demand for the services provided by long-term care facilities and assisted/independent living centers will increase substantially during the next decade primarily due to demographic and social trends and, to a lesser extent, the growth of private insurance and governmental payment sources for assisted living services. Other factors which affect the senior residential care industry are (i) the limited supply of long-term care facilities, (ii) the effects of government cost containment measures and (iii) the fragmentation of the long-term care industry. Furthermore, given the cost containment pressure at the federal, state and local levels, government and private payers are attracted to, and motivated to support, long-term care facilities as a more cost effective alternative to subacute care facilities and to hospitals and assisted living centers as a less expensive and still effective alternative to traditional long-term care facilities when ongoing care is needed.

     DEMOGRAPHIC AND SOCIAL TRENDS. The consumers of the Company's senior residential care services are persons generally over 65 years of age. In the United States, the number of individuals over 65 years of age has increased from approximately 25 million in 1980 to more than 31 million in 1990. The number of persons 65 years of age and over is expected to grow to approximately 35 million in 2000.

     GROWTH OF LONG-TERM CARE INSURANCE. Numerous insurance companies currently offer long-term care insurance which provides the beneficiary coverage for expenses associate with long-term care and assisted/independent living services. Furthermore, the number of long-term care policies in existence is increasing rapidly. According to the Health Insurance Association of America, approximately 2.4 million long-term care policies were in existence as of December 1991, representing a compound average annual growth rate of 31.5% from 1987 to 1991. In calendar 1994, 1.4 million long-term care policies were purchased as compared to 0.6 million in 1991. In addition, employers have started to offer long-term care insurance in their "cafeteria plans," and Congress is considering a proposal to make long-term care insurance premiums tax deductible. Based upon these factors and the demographic and social trends of the United States population, the Company expects more people to be covered by long-term care insurance.

     LIMITED SUPPLY OF LONG-TERM CARE BEDS. The Company believes that certain factors impacting the available supply of long-term care beds will favorably impact the demand for the services offered by the Company in the future. All of the states in the southeastern United States, including the states in which the Company operates, have enacted certificate of need ("CON") or similar legislation which restricts the supply of licensed long-term care facility beds. These laws generally limit the construction of long-term care facilities, and the addition of beds or services to existing long-term care facilities, and hence tend to limit the available supply of traditional long-term care beds. In addition, some long-term care facilities have started to convert traditional long-term care beds into sub-acute beds.

     FRAGMENTED INDUSTRY. Market share data indicate that the long-term care industry is a highly fragmented and competitive industry in which the 30 largest providers operate approximately 352,000 beds, or 22% of total industry beds. Competitive dynamics in the industry, including increasing complexity of medical needs, growing regulatory and compliance requirements and increasingly complicated reimbursement systems, have resulted in smaller operators (who lack the sophisticated management information systems, operating efficiencies and financial resources necessary to compete effectively) selling their businesses and operations to companies, such as the Company, that have the management information systems, operating efficiencies and financial resources necessary to compete effectively.

     The result of these factors is a relative increase in the demand for long-term facility care, which, in turn, increases the demand for residential options, such as assisted living facilities, to serve patients historically served by long-term care facilities. In addition, long-term care facility operators are continuing to focus on expanding services to sub-acute patients requiring very high levels of nursing care. As such, the supply of long-term care beds likely will be increasingly occupied by patients with higher acuity levels, thereby increasing the supply of lower acuity patients who may be served by assisted living facilities. The Company believes that, as a result of these trends, there will be opportunities for assisted living to more cost effectively provide accommodation and service facilities to provide accommodations and services on a cost-effective basis to residents requiring lower levels of care than is generally provided to patients in long-term care facilities.

     STRATEGY

     The Company's strategy is to increase the number of facilities that it operates primarily by (i) acquiring by purchase or lease independently-owned long-term care facilities and assisted/independent living centers located in the southeastern United States and secondarily by (ii) developing assisted/independent living centers adjacent or complementary to its existing facilities. Key elements of this strategy include: (i) acquiring and developing additional long-term care and assisted/independent living facilities; (ii) increasing facility occupancy rates; (iii) improving the payer mix at the Company's long-term care facilities; and (iv) achieving operating efficiencies.

     ACQUIRE AND DEVELOP FACILITIES. The Company intends to acquire and develop additional long-term care facilities and assisted/independent living facilities in its existing markets and contiguous areas. Management believes that such expansion will allow the Company to take better advantage of its existing expertise and organizational resources and improve margins by reducing overhead costs. As a result of the growing complexity of regulatory requirements and the continued pressure on reimbursement rates, the Company believes that other smaller, independent providers may be more willing to consider selling or leasing their facilities on terms acceptable to the Company. The Company believes it is well positioned to make acquisitions because of its reputation and established geographic presence. In addition, the Company intends to offer a broad range of senior residential care services. Towards that end, the Company has recently implemented a strategy to develop assisted living centers adjacent to its long-term care facilities or independent living centers, thereby creating senior residential care campuses which offer a greater variety of senior residential care services in one location. At August 31, 1996, the Company had nine of these senior residential care campuses.

     In evaluating an existing facility for acquisition, the Company primarily considers the facility's historical occupancy rates and payor mix, reputation and compliance history, physical condition and appearance, labor force stability, the availability of financing on acceptable terms and, in the case of assisted/independent living facilities, the demographics of the surrounding area. In evaluating a development project, the Company primarily considers the strength of the market demand for the senior residential care services.

     Upon the acquisition of a facility, the Company implements its management information and control systems and provides capital for necessary physical plant improvements to enable its professionals to increase occupancy and attain the Company's standards for quality of care. The Company's strategy with respect to its long-term care facilities is to seek Medicare certification while simultaneously marketing the facility to attract more Medicare and private pay residents. The Company believes that with effective cost controls, the Company's facilities can continue to be profitable with a highly concentrated Medicaid payer mix.

     INCREASE FACILITY OCCUPANCY RATES. The Company believes its occupancy rates in existing assisted/independent living centers should increase primarily due to three factors: (I) an enhanced emphasis on facility-specific marketing efforts; (ii) the continued growth of the elderly segment of the population in the Company's markets; and (iii) the limited supply of long-term care beds and assisted/independent living units. Increasing occupancy rates will allow the Company to further reduce its fixed costs per patient day.

     IMPROVE PAYOR MIX. The Company seeks to improve its payer mix at its long-term care facilities by making capital improvements which management believes are necessary to attract more private pay residents, by aggressively marketing such facilities to prospective private pay residents and by seeking Medicare certification for newly acquired facilities. The Company has recently implemented a strategy to develop assisted living centers adjacent to its long-term care facilities or independent living centers, thereby creating a senior residential care campus which offers a greater variety of senior residential care services in one location. Management believes that providing a "continuum of care" to its residents enhances the marketing efforts of its assisted/independent living centers and that these centers should provide a referral source to the other facilities on the same campus. The Company also has intensified efforts to provide the full range of Medicare services to eligible patients and is increasingly concentrating its marketing efforts on private third party payers, such as managed care and insurance companies, as well as hospital discharge planners, thereby developing referral sources for both its long-term care and assisted/independent living centers.

     ACHIEVE OPERATING EFFICIENCIES. The Company seeks to reduce its ratio of general and administrative expenses to total operating revenue as a result of economies of scale resulting from acquisitions and as a result of efforts to more efficiently control and manage its businesses. The effective operation of the Company's managerial and financial information and control systems are fundamental to its performance. These systems allow the Company, among other things, to assimilate acquisitions and control costs by achieving reductions of administrative staff, economies in purchasing, efficient management of patient care personnel and reduced use of nurses from employment agencies.

     LONG-TERM CARE SERVICES. Basic resident services are those traditionally provided to elderly patients in long-term care facilities with respect to daily living activities and general medical needs. The Company provides in all of its facilities room and board, 24 hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides, and a broad range of support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies, physical, speech, occupational and respiratory therapy, wound care and other ancillary services.

     ASSISTED LIVING SERVICES. The Company's assisted living centers are designed to assist those persons generally 75 years of age or over who may require assistance with any of the five basic activities of daily life (i.e., bathing, dressing, eating, walking and toileting). The Company assesses incoming residents and develops an individualized care plan based on their acuity level. The Company reassesses each of its residents on a regular basis to determine if they require additional care. Each of the Company's assisted living facilities offers its residents with private or semi-private accommodations, ongoing health assessments, three meals per day and snacks approved by a registered dietician, as well as 24-hour assistance with activities of daily life, housekeeping service, linen and personal laundry service, organized social activities and transportation. The Company's assisted living services are provided in freestanding assisted living centers and in certain units in each of the Company's independent living centers.

     INDEPENDENT LIVING SERVICES. The Company's independent living centers offer independent living to seniors. Each center offers a standard package of services that typically include meal service, laundry and linen service, housekeeping, organized social activities and transportation. In addition, each of the Company's independent living facilities offers a menu of separately priced additional services available at the option of the resident.

     LONG-TERM CARE OPERATIONS

     FACILITY OPERATIONS. The Company's facilities are currently divided into eight regions, each of which is supervised by a regional director of operations and contains four to eight facilities. The regional director of operations monitors and supervises all aspects of operations of the facilities in the region and acts as liaison between such facilities and corporate headquarters. The regional director of operations is responsible for, among other things, ensuring compliance with federal, state and local regulations, reviewing and monitoring compliance with corporate policies and procedures and monitoring adherence to budgets. In addition, each region has a quality assurance nurse and a dietary consultant who meet regularly with their regional director of operations and report to the vice president of compliance.

     The regional and facility personnel are supported by a corporate staff based at the Company's headquarters. Corporate personnel work with regional directors of operations and facility administrators with respect to the establishment of facility goals and strategies; quality assurance oversight; reimbursement, accounting, cash management and treasury functions; development of monitoring systems and operational procedures; human resources management; and development and implementation of new programs.

     Each facility is managed by an on-site, state licensed administrator who is responsible for the overall operation of the facility, including quality of care, marketing and financial performance. The administrator is assisted by various professional and nonprofessional personnel (some of whom may be independent contractors), including a medical director, nurses and nursing assistants, social workers, dietary personnel, therapeutic recreation staff and housekeeping, laundry and maintenance personnel.

     The medical treatment of residents is the responsibility of the residents' attending physicians, who are not employed by the Company and bill their patients directly for services. The support services provided by the Company, including therapeutic recreation, speech, occupational, respiratory and physical therapy, wound care and other ancillary services, are provided primarily by independent providers under contractual commitments with the facility.

     MARKETING. The Company engages in facility-specific marketing efforts to maintain and improve occupancy rates and to promote the services, including a full range of medical services offered by the Company's long-term care facilities. The Company's marketing activities are conducted primarily by each facility's admissions director and administrator who together seek to establish relationships with potential referral sources, such as hospital discharge planners and managed health care organizations. The Company believes that many of the services and programs provided by its facilities in the normal course of business supplement formal marketing efforts by promoting the reputation of each facility in the community as a provider of quality care. Each facility offers a variety of community programs and activities which are designed primarily as a service to the community and as a means to enhance the quality of patient life.

     QUALITY ASSURANCE. The Company's quality assurance program with respect to its long-term care facilities involves personnel at all levels. The Company has established a quality assurance team comprised of the facility's administrator and the facility's senior medical professionals that periodically visits and inspects each of the Company's long-term care facilities and evaluates all aspects of the facility's operations, including patient care, physical environment, patients' rights, patient activities and dietary regimen. The Company's corporate director of nursing receives quarterly quality assurance reports from each facility, reviews them against prior quarterly reports and against applicable state survey results for the facility, and works with the relevant regional director of operations and the facility's quality assurance committee to address any deficiencies and work toward continual improvement. All regional directors of operations, medical and other consulting personnel are required to prepare and submit reports at the end of each scheduled visit identifying any patient care or other quality related issues.

     ASSISTED/INDEPENDENT LIVING OPERATIONS

     CENTER OPERATIONS. The Company's assisted/independent living centers are currently divided into five regions, each of which is supervised by a regional director of operations and contains four to seven centers. The regional director of operations monitors and supervises all aspects of operations of the centers in the region and acts as liaison between such facilities and corporate headquarters. The regional director of operations is responsible for, among other things, ensuring compliance with applicable federal, state and local regulations, reviewing and monitoring compliance with corporate policies and procedures and monitoring adherence to budgets.

     Each of the Company's assisted/independent living centers is managed by an executive director who is responsible for monitoring the day-to-day operations of the center and the resident assistants who provide the personal care to the center's residents. Each center also has a social activities coordinator, a community service representative, a kitchen manager and dietary staff. The regional and center personnel are supported by a corporate staff based at the Company's headquarters. Corporate personnel work with regional directors of operations and the executive director of each center with respect to the establishment of goals and strategies; quality assurance oversight; budgeting, accounting, cash management and treasury functions; development of monitoring systems and operational procedures; human resources management; and development and implementation of new marketing programs.

     In connection with the Company's delivery of services to its assisted living residents, a resident assistant is responsible for the personal care, medication supervision (when state law so permits), meal service, housekeeping, laundry and linen service and social activities of a small number of residents. In addition, management believes that its method of service delivery permits the care-giver to establish a better relationship with the resident and in some cases become an extension of the resident's family.

     The Company's Extended Care Program reassesses each of its assisted living residents on a regular basis to develop a daily care plan that provides each of the residents with the appropriate level of care and assistance. The Company has adopted an objective assessment system whereby each resident receives points based upon his or her acuity level. The Company is then able to determine the appropriate level of care based on this point acuity assessment.

     MARKETING. The Company develops a comprehensive marketing plan for each of its assisted/independent living centers. The marketing plan identifies the strengths and weaknesses of the center, the demographic and competitive profile of the geographic area in which the center is located and provides a strategy for marketing the center in light of these factors. The plan consists of a combination of advertising, primarily directed to the adult children of potential residents, special events, direct mail and community networking, all of which are designed to generate a sufficient number of inquiries to fill the center.

     The Company's marketing effort sets goals for the number of inquiries, facility tours, deposits and new residents resulting from such efforts on a monthly basis. With this targeted marketing approach, management believes that it has been successful in marketing its assisted/independent living centers.

     QUALITY ASSURANCE. The Company's quality assurance program with respect to its assisted independent living centers involves personnel at all levels. The Company has established a quality assurance team that periodically visits and inspects each of the Company's assisted/independent living centers and evaluates all aspects of the center's operations, including resident care, physical environment, staff appearance, residents' rights, resident activities and dietary regimen. The management receives the reports from the quality assurance team, reviews them against prior reports, and works with the relevant regional director of operations and the facility's administrators to address any deficiencies and work toward continual improvement.

     GENERAL FACILITY OPERATION

     MANAGEMENT AND FINANCIAL CONTROLS. The Company has developed integrated management and financial information systems and controls intended to maximize operating efficiency. These systems enable management to monitor key operations and financial data on a timely basis. Key operating data, such as payables and billing data, cash collections and admissions/discharge data, are entered into the system daily. This information forms the basis for a variety of management and financial reports, including monthly financial statements, for each facility.

     PURCHASING. The Company's focus in purchasing is to develop national pricing contracts for nursing supplies and dietary, housekeeping and laundry products. Each facility, however, is responsible for purchasing the required supplies and products pursuant to those contracts.

     MANAGEMENT AND MARKETING SERVICES

     The Company provides management services to all its owned or leased facilities, as well as to 17 assisted/independent living centers and long-term care facilities owned by its affiliates and 7 assisted/independent living centers owned by unaffiliated third parties. See "ITEM 2. PROPERTIES."

     Pursuant to its management agreements with the owners of each facility, the Company supervises the management of the facility as to staffing, accounting, billing, collections, rate setting and general administration, and provides marketing services, which include identifying target markets, developing appropriate marketing strategies and procedures, hiring, training and supervising qualified leasing counselors as employees of the manager and budgeting and controlling costs. The Company is responsible for hiring, on behalf of the owner, all staff, including a facility administrator or executive director. The management agreements provide for management fees of a flat rate per month, a percentage of net operating revenues (total revenues less deductions and allowances for contractual adjustments to third party payors and charitable allowances) or a combination of a flat rate and a percentage of net operating revenues. For long-term care facilities, which require the greatest amount of management services, the Company charges management fees of $6,000 to $24,000 per month, depending primarily on the number of beds, or, in some cases, 6% of net operating revenues. For assisted/independent living centers, which involve fewer management services, the Company charges $1,000 to $15,000 per month, depending primarily on the amount of revenues of the center. The management agreements also provide a separate fee for the marketing services provided by the Company to assisted/independent living centers.

     The obligations to pay management fees to the Company are general obligations of the owners of the facilities. In many cases the facilities have incurred substantial debt in the form of municipal bonds, debentures or similar debt instruments. The payment of management fees to the Company is generally subordinated to the payment of these obligations.

     SOURCES OF REVENUES

     The Company derives its patient service revenue primarily from a combination of state Medicaid programs, the federal Medicare program and private payment sources. The Company's revenues are determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rates at the facilities and the payer mix. While management believes that it has been successful in obtaining reimbursement, there can be no assurance that reimbursement rates will remain at present levels or increase at rates necessary to offset the effects of inflation. In particular, cost containment proposals at both the state and federal levels may impact the Company's ability to recover its costs of providing services to Medicaid and Medicare patients. See "-- Governmental Regulation.".

     MEDICAID. Medicaid refers to the various state-administered reimbursement programs that are eligible for matching federal funds. Each of the Company's long-term care facilities participates in the Medicaid program of the state in which it is located. Under the federal Medicaid statute and regulations, state Medicaid programs must provide reimbursement rates that are reasonable and adequate to cover the costs that would be incurred by efficiently and economically-operated facilities in providing services in conformity with state and federal laws, regulations and quality and safety standards. Furthermore, payments must be sufficient to enlist enough providers so that services under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population.

     The Medicaid programs in which the Company's facilities participate pay a per diem rate based on each facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to both operating and fixed costs, plus a return on equity. Reimbursement rates are typically determined by the state, on a prospective or retrospective basis, from cost reports filed by each facility. Under a prospective system, per diem rates are established (generally on an annual basis) based on certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed; no subsequent adjustment is made to reflect variations in actual costs from the rates established. All of the Company's long-term care facilities are reimbursed on a prospective rate system. Providers must accept reimbursement from Medicaid as payment in full for the services rendered. The Georgia and Tennessee Medicaid programs currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements. See "-- Governmental Regulation."

     All Medicaid programs conduct periodic financial audits of participating facilities. To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. While there can be no assurance that future adjustments will not have such an effect, the Company believes that the actual reimbursable amounts determined after audit will approximate the estimated reimbursable amounts at which Medicaid revenue has been recorded.

     MEDICARE. Medicare is a federally-funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts: Part A covers in-patient hospital services and services furnished by other institutional health care providers, such as long-term care facilities; Part B covers the services of doctors, suppliers of medical items and services, and various types of outpatient services. Part B services include physical, speech and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services and ancillary diagnostic and other services of the type provided by long-term care or acute care facilities. Part A coverage is limited to a specified term (generally 100 days in a long-term care facility) and requires beneficiaries to share some of the cost of covered services through the payment of a deductible and a co-insurance payment. There are no limits on duration of coverage for Part B services, but there is a co-insurance requirement for most services covered by Part B.

     All of the Company's long-term care beds are certified for Medicare services. Generally, the Company's Medicare participating facilities receive monthly reimbursement payments during the year at interim rates based on historical costs. These rates are later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. Actual costs incurred and reported by each facility are subject to retrospective audits which can result in upward or downward adjustments of payments received. To date, adjustments from Medicare audits have not had a material adverse effect on the Company. While there can be no assurance that future adjustments will not have such an effect, the Company believes that the actual reimbursable amounts determined after audit will approximate the estimated reimbursable amounts at which Medicare revenue has been recorded.

     PRIVATE PAY. Private pay revenues include payments from individuals who pay directly for services without governmental assistance and include payments from commercial insurers, Blue Cross organizations, health maintenance organizations, preferred provider organizations, workers' compensation programs and other similar payment sources. The Company's rates for private pay residents are typically higher than rates for patients eligible for assistance under governmental reimbursement programs. The amount the Company charges to private pay residents is not subject to regulatory control in any state in which the Company operates. However, the private pay rates charged by the Company are influenced primarily by the rates charged by other providers in the local market and by Medicaid and Medicare reimbursement rates.

     All of the Company's patient service revenue attributable to its assisted/independent living centers is derived exclusively from private pay sources. Monthly resident fees for the Company's independent living centers typically range from approximately $1,250 to $1,800 and monthly resident fees for the Company's assisted living centers typically range from $1,500 to $3,000 based upon the resident's level of required care. Government payments for assisted living services have been limited and are not material to the Company's assisted/independent living operations.

     ANCILLARY BUSINESSES

     On September 30, 1994, the Company acquired approximately 63% of the outstanding capital stock of Contour Medical, Inc. ("Contour") from certain shareholders of Contour. In exchange for such shares, the Company issued 125,000 shares of the Company Common Stock and 300,000 shares of the Company's Series AA Convertible Preferred Stock. The Company currently owns approximately 60% of Contour's outstanding capital stock.

     Contour is a publicly-held company based in St. Petersburg, Florida which manufactures and sells a full line of orthopedic care and rehabilitation products. These products range from braces designed for reconstructive rehabilitation of patients after surgery to finger and leg spreaders, leg positioning devices (designed to prevent muscle atrophy and speed recovery after surgery) and a full line of proprietary orthopedic devices used in rehabilitative therapy procedures. Some of these products are utilized for the care of wheelchair or bed-bound patients in the hospital, long-term care facility and the home. Contour also manufactures and sells disposable surgical procedure products for outpatient surgery, X-ray, radiology, and other imaging technology within the hospital, emergency room, integrated care facilities and clinic markets. These products, such as pads, bags, equipment covers and drapes, are used to protect equipment, patients and attending personnel in the surgery or emergency room environment, and are designed to meet the requirements of infection control for medical, industrial and institutional applications. In addition, Contour markets its REDINURSE SYSTEMS product line, which provides custom-packaged procedural trays for use in clinics and long-term care centers as well as by home health care nurses, and distributes medical supplies and equipment produced by other manufacturers.

     In March 1996, Contour acquired AmeriDyne Corporation, a bulk medical supply company based in Jackson, Tennessee, which has annual sales of approximately $10 million.

     In August 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Company (Retirement Care Associates, Inc.).

     Retirement Care holds approximately 27% of the outstanding capital stock of Perennial Development Corporation, a publicly held company based in Louisville, Kentucky, whose wholly owned subsidiary, In-House Rehab, Inc., provides rehabilitation services to approximately 26 of Retirement Care's long-term care facilities.

     COMPETITION

     The senior residential care industry is highly competitive. The Company competes with other providers of senior residential care on the basis of the breadth and quality of its services, the quality of its facilities and, with respect to private pay patients or residents, price. The Company also competes in the acquisition and development of additional facilities. The Company's current and potential competitors include national, regional and local operators of long-term care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from paying income tax. There can be no assurance that the Company will not encounter increased competition which could adversely affect the Company's operating results.

     While the Company's competitive standing varies from market to market, management believes that the Company competes favorably in substantially all of the markets it serves based on key competitive factors such as the breadth and quality of services it offers, the quality of its facilities, its recruitment and retention of qualified health care personnel and its reputation among local referral sources.

     Competition for the acquisition of long-term care facilities has remained steady in recent years, but is expected to increase as the demand for long-term care increases. Construction of new long-term care facilities near the Company's facilities could adversely affect its business. However, state laws generally require a CON, which is only issued if the applicant proves that the need for additional long-term care beds exists under the state devised formula, before a new long-term care facility can be built or beds can be added to existing facilities. The Company believes that these laws reduce the possibility of overbuilding and promote higher utilization of existing facilities. CON laws are in place in all states where the Company operates. While such measures may limit the Company's expansion of current facilities and possible future acquisitions, they may also reduce competition in the affected service area.

     The Company competes with other health care providers for both professional and nonprofessional employees and with non-health care providers for non-professional employees. In recent years the health care industry has experienced a shortage of qualified health care personnel. While the Company has been able to retain the services of an adequate number of qualified personnel to staff its facilities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels. A lack of qualified personnel at any facility could result in significant increases in labor costs or otherwise adversely affect the operations at that facility. Any of these developments could adversely affect the Company's operating results or expansion plans.

     GOVERNMENT REGULATION

     The federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payer sources, the development and operation of long-term care and assisted living facilities and the provision of long-term care services are subject to federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, the condition and use of medical equipment, staffing requirements, operating policies and procedures, fire prevention measures and compliance with building and safety codes and environmental laws. There can be no assurance that federal, state or local governments will not impose additional restrictions which might impact the Company's business.

     LICENSURE AND CERTIFICATION. All of the facilities operated by the Company are licensed under applicable state laws and have all required CONs from responsible state authorities. All of the Company's long-term care facilities are certified or approved as providers under the Medicaid program, and all of its long-term care facilities are certified or approved as providers under the Medicare program. Both initial and continuing qualification of a long-term care facility to participate in the Medicaid and Medicare programs depend on many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, residents' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third party payer programs. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid or the Medicare program, denial of payment under Medicaid for new admissions, reduction of payments, and, in extreme circumstances, revocation of a facility's license or closure of a facility. The compliance history of a prior operator may be used by state or federal regulators in determining possible action against a successor operator.

     REGULATORY COMPLIANCE AND ENFORCEMENT. The Company believes that its facilities comply in all material respects with all applicable statutes, regulations, standards and requirements, including applicable Medicaid and Medicare regulatory requirements. However, in the ordinary course of its business, the Company's long-term care facilities are surveyed from time to time for regulatory compliance and receive notices of deficiencies for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. To date, statements of deficiency received by the Company have not had any material adverse effect on its operations, and there is no pending or threatened decertification of or moratorium on admissions at any of its facilities. While there can be no assurance that future surveys will not have a material adverse effect on the Company, based on its operating policies and compliance procedures, quality assurance programs and past experience, the Company does not expect to receive any statements of deficiency which would, either individually or in the aggregate, have a material adverse effect on its operations.

     FRAUD AND ABUSE LAWS. Various federal and state laws regulate the relationship between providers of health care services and physicians, including employment or service contracts and investment relationships. These laws include the broadly-worded fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit payments for the referral of Medicaid or Medicare patients. Violations of these provisions may result in civil or criminal penalties for individuals or entities or exclusion from participation in the Medicaid and Medicare programs. Management believes that in the past the Company has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions.

     OBRA - 87. Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurse's aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States must continue to certify that nursing facilities provide "skilled care" in order to obtain Medicare reimbursement. Management is unable to predict how individual state licensure laws win conform to this change but believes that the Company will not be materially adversely affected.

     RESTRICTIONS ON ACQUISITIONS, CONSTRUCTION AND ADDITIONS. All states in which the Company operates have adopted CON or similar laws which generally require that, with respect to long-term care facilities, a state agency determine that a need exists prior to the addition or reduction of beds or services, the implementation of other changes, the incurrence of certain capital expenditures or, in certain states, the closure of a facility. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change in a facility and in the imposition of sanctions or other adverse action on the facility's license and reimbursement eligibility.

     GOVERNMENTAL BUDGETARY RESTRAINTS. Both the federal government and venous states are considering imposing limitations on the amount of funding available for various health care services. Among the proposals being considered by the United States Congress is a "block grant" funding mechanism for the disbursement of the federal share of Medicaid payments to the individual states. If enacted, this could cause a reduction in the availability of Medicaid funds in future years to the states which, in turn, provide reimbursement to Medicaid-certified long-term care facilities. In addition, various states are themselves considering reduced levels of spending in various areas which also could affect the amount of available Medicaid funding. In November 1995, the United States Senate and House of Representatives passed a budget reconciliation bill which would establish a framework for balancing the federal budget in seven years. While the President vetoed the bill, the Administration has agreed to achieve a balanced budget in this time frame. The bill passed by the Senate and House would have resulted in a major restructuring of the current Medicaid program. Rather than operating as an entitlement program, the new "MediGrant" program would provide federal block grants to the states for medical assonance prodded to low income individuals and families. While the states would be subject to certain federal requirements, states would also have broad flexibility to establish their coverage, eligibility and payment standards. Given the fixed federal funds that would be available to support state MediGrant programs, there would be no assurance that, if enacted, these provisions would not have a material adverse effect on the results of operations of the Company. While Medicare and Medicaid reimbursements may not continue at the current levels or rates of increase, it is not possible to predict with certainty the effect of any legislation upon the Company's operations.

     EMPLOYEES. As of August 31, 1996, the Company employed in the aggregate approximately 6,900 employees, including 95 employees at the Company's executive offices. The Company believes that its relationship with its employees is satisfactory. The Company has collective bargaining agreements with unions representing two of the facilities that the Company operates. The Company is currently negotiating an agreement with the union representing employees at one other facilities operated by the Company. The employees at the remaining facilities operated by the Company have not elected to be covered by collective bargaining agreements.

     The Company believes that the attraction and retention of dedicated, skilled and experienced nursing and other professional staff has been and will continue to be a critical factor in the successful development of its business. In response to this challenge, a compensation program which provides for regular merit and cost-of-living reviews and a variety of financial and other incentives have been implemented to promote facility staff motivation and productivity and to reduce turnover rates. The Company believes that its wage rates for nursing and other professional staff are commensurate with market rates.

     INSURANCE

     Providing health care services entails an inherent risk of liability.
The Company maintains liability insurance providing coverage which it believes to be adequate. In addition, the Company maintains property, business interruption and workers' compensation insurance covering all facilities in amounts deemed adequate by the Company. The Company carries malpractice insurance coverage for each of the facilities that it owns, operates or manages in the amount of $1 million per incident per facility and $3 million annual aggregate per facility. The Company also carries an umbrella excess liability insurance policy which has a $20 million per incident limit with an aggregate limit of $20 million. There can be no assurance that any future claims will not exceed applicable insurance coverage or that the Company will be able to continue its present insurance coverage on satisfactory terms, if at all.

ITEM 2.  PROPERTIES.

     The Company currently leases approximately 20,000 square feet of office space for its corporate offices at 6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia, from an unaffiliated party. This lease expires in October 2000, and currently requires base monthly lease payments of approximately $25,304. The Company believes that these facilities are suitable and adequate to meet its present and anticipated needs.

     The following table summarizes certain information regarding facilities leased, owned and managed by the Company as of August 20, 1996. With regard to facilities managed for affiliated companies, the name of the affiliate is indicated using the following abbreviations: Winter Haven Homes, Inc. - WHH; Gordon Jensen Health Care Associates, Inc. - GJ; National Assistance Bureau, Inc. - NAB; Southeastern Cottages, Inc. - SCI; and Chamber Health Care Society
- CHCS.

                                                       Leased/
                                                       Owned/     Occupancy
                                             Number    Managed      As of
                                  Type of    of Beds   (Name of   August 20,
      Name            Location  of Facility  or Units  Affiliate)    1996
------------------   ---------- -----------  --------  ---------  ----------
GEORGIA

 Twin View Health    Twin City   Long-Term     110      Managed       98%
  Care Center                    Care                   (GJ)

 Griffin Health      Griffin     Long-Term     148      Owned         99%
  Care Center                    Care

 Midway Health       Midway      Long-Term     169      Managed       93%
  Care Center                    Care                   (GJ)

 Dearfield Nursing   Columbus    Long-Term     210      Owned         96%
  Facility                       Care

 Summer's Landing-   Vidalia     Assisted/      24      Managed      100%
  Vidalia                        Independent            (SCI)
                                 Living

 Summer's Landing-   Cordele     Assisted/      36      Owned         97%
  Cordele                        Independent
                                 Living

 Summer's Landing-   Douglas     Assisted/      58      Managed       97%
  Douglas                        Independent            (GJ)
                                 Living

 Summer's Landing-   Dublin      Assisted/      56      Owned         86%
  Dublin                         Independent
                                 Living

 Summer's Landing-   Dahlonega   Assisted/      24      Leased        88%
  Dahlonega                      Independent
                                 Living

 Summer's Landing-   Griffin     Assisted/      30      Owned        Under
  Griffin                        Independent                         Con-
                                 Living                              struc-
                                                                     tion

 Summer's Landing-   Plains      Assisted/      40      Owned        Under
 Plains                          Independent                         Con-
                                 Living                              struc-
                                                                     tion

 Twelve Oaks Health  Riverdale   Long-term     152      Leased        97%
  Care                           Care

 Cedartown Health    Cedartown   Long-term     116      Leased        98%
  Care Center                    Care

 Floyd Health Care   Rome        Long-term     100      Leased        97%
   Center                        Care

 Friendship Health   Cleveland   Long-term      89      Leased        99%
  Care Center                    Care

 Gateway Health      Cleveland   Long-term      60      Leased        98%
  Care Center                    Care

 Gold City Health    Dahlonega   Long-term     102      Leased       100%
  Care Center                    Care

 Mountain View       Clayton     Long-term     117      Leased        97%
  Health Care Center             Care

 Sandmont Health     Trenton     Long-term      71      Leased        97%
  Care Center                    Care

 Rome Health Care    Rome        Long-term     100      Leased        95%
  Center                         Care

 Sun Mountain        Rome        Long-term     100      Leased        99%
  Health Care Center             Care

 Arrowhead Nursing   Jonesboro   Long-term     115      Owned         96%
  Center                         Care

 Roberta Nursing     Roberta     Long-term     100      Leased        96%
  Home                           Care

 West View Health    Port        Long-term      99      Leased        99%
  Care Center        Wentworth   Care

 Peachbelt Health    Warner      Long-term     106      Leased        96%
  Care Center        Robins      Care

 Dogwood Retirement  Warner      Assisted/      18      Leased        79%
  Village            Robins      Independent
                                 Living

 Riverside Health    Covington   Long-term     157      Managed       99%
  Care Center                    Care                   (CHCS)

 Springdale Conva-   Atlanta     Long-term     109      Owned         96%
  lescent Center of              Care
  Atlanta

 Springdale Conva-   Carters-    Long-term     118      Leased        98%
  lescent Center     ville       Care
  of Bartow County

 Summer's Landing-   Carters-    Long-term      50      Owned         70%
  Cartersville       ville       Care

 Brunswick Nursing   Brunswick   Long-term     204      Leased       100%
  Center                         Care

 Tattnall Nurse      Reidsville  Long-term      92      Leased        87%
  Care Center                    Care

 Altamaha Conva-     Jesup       Long-term      62      Leased        95%
  lescent Center                 Care

 Summer's Landing-   Rome        Assisted/      30      Owned         77%
  Rome                           Independent
                                 Living

 Manor on the        Roswell     Assisted/      24      Managed       93%
  Square                         Independent
                                 Living

 Riverview Nursing   Rome        Long-term     100      Owned         99%
  Home                           Care

 Summer's Landing-   Rome        Assisted/      15      Owned         80%
  Riverview                      Independent
                                 Living

 Marietta Health     Marietta    Long-term     119      Leased        98%
  Care                           Care

 Brown's Nursing     Statesboro  Long-term      63      Leased       100%
  Home                           Care

 Clinch Healthcare   Homerville  Long-term      92      Leased        92%
  Center                         Care

   Total for Georgia                         3,564 (38 facilities)*
---------------
* Excludes facilities under construction.


FLORIDA

 Renaissance of      Sebring     Assisted/     170      Owned         79%
  Sebring                        Independent
                                 Living

 The Garden at       Green Cove  Assisted/     28       Managed       61%
  Magnolia Manor     Springs     Independent            (GJ)
                                 Living

 Magnolia Manor      Green Cove  Long-term      60      Managed       97%
  Nursing Center     Springs     Care                   (GJ)



 Lake Forrest        Jackson-    Long-term      60      Leased        95%
  Health Care        ville       Care
  Center

 Summer's Landing-   Lynn Haven  Assisted/      51      Managed       80%
  Lynn Haven                     Independent            (NAB)
                                 Living

 The Renaissance     Titusville  Assisted/      93      Managed       89%
                                 Independent            (WHH)
                                 Living

 Renaissance of      Sanford     Assisted/      94      Managed       94%
  Sanford                        Independent            (WHH)
                                 Living

 The Atrium          Jackson-    Assisted/     178      Managed       95%
                     ville       Independent            and 75%
                                 Care                   Owned

 The Atrium          Jackson-    Long-term      84      Managed      Under
  Nursing Home       ville       Care                   and 75%      Con-
                                                        Owned        struc-
                                                                     tion

 The Preserve        Pompano     Assisted/     297      Managed       99%
                     Beach       Independent
                                 Living

 The Renaissance     Destin      Assisted/     116      Owned         82%
   of Sandestin                  Independent
                                 Living

 The Edwinola        Dade City   Assisted/     214      Owned         85%
                                 Independent
                                 Living

 Oak Bluff           Clearwater  Assisted/     251      Managed       80%
                                 Independent
                                 Living

 Westwood Retire-    Fort Walton Assisted/     208      Owned         95%
  ment                           Independent
                                 Living

 Southside Nursing   Jackson-    Long-term     116      Leased        60%
  Center             ville       Care

 The Renaissance     Lakeland    Assisted/     104      Owned         56%
  of Lakeland                    Independent
                                 Living

 The Renaissance     Pensacola   Assisted/     106      Leased        50%
  of Pensacola                   Independent
                                 Living

 Oak Bluff           Clearwater  Long-term      60      Managed       95%
                                 Care

 Westwood Nursing    Fort Walton Long-term      60      Owned         95%
  Center                         Care

 Oak Cove            Clearwater  Long-term      56      Managed       95%
                                 Care

 Summer's Landing-   Jackson-    Assisted/      39      Managed       97%
  Atrium             ville       Independent            and 75%
                                 Living                 Owned

 Summer's Landing-   Titusville  Assisted/      28      Managed      Under
  of Titusville                  Independent            (WHH)        Con-
                                 Living                              struc-
                                                                     tion
   Total for Florida                         2,361 (20 facilities)*

---------------
*Excludes facilities under construction.


TENNESSEE

 Marshall C. Voss   Harriman     Long-term     139      Managed       99%
  Health Care                    Care                   (NAB)

 Trenton Health     Trenton      Long-term      58      Managed       98%
  Care Center                    Care                   (GJ)

 Summer's Landing-  Trenton      Assisted/      22      Managed      100%
  Trenton                        Independent            (GJ)
                                 Living

 Jackson Oaks       Jackson      Assisted/     178      Leased        97%
  Retirement                     Independent
                                 Living

 Cumberland Green   Henderson-   Assisted/     140      Managed       93%
  Retirement        ville        Independent            (WHH)
                                 Living

 Winchester Health  Winchester   Long-term      80      Leased        96%
  Care                           Care

 Health Care        Ardmore      Long-term      79      Leased        98%
  Center of                      Care
  Ardmore

 Fayetteville       Fayetteville Long-term      79      Leased       100%
  Health Care                    Care
  Center

 River Park Health  Nashville    Long-term      78      Leased        88%
  Care Center                    Care

 Palmyra Inter-     Palmyra      Long-term      75      Leased        88%
  mediate Care                   Care
  Center

 Milan Health       Milan        Long-term      66      Leased        96%
  Care Center       County       Care

 Pleasant View      Bolivar      Long-term      67      Leased        99%
  Health Care                    Care
  Center

 Lauderdale         Ripley       Long-term      71      Owned         89%
  Healthcare                     Care

 Oak Manor Health   McKenzie     Long-term      66      Leased        99%
   Care Center                   Care

 Parkway Health     Memphis      Long-term     120      Managed        0%*
  and Rehab                      Care                   (CHCS)

 Hillview Nursing   Dresden      Long-term      70      Owned         96%
  Home                           Care

 Crestwood Nursing  Manchester   Long-term      59      Owned         93%
  Home                           Care

 Reelfoot Manor     Tiptonville  Long-term     120      Leased        85%
                                 Care

 Woodbury Nursing   Woodbury     Long-term     101      Leased       100%
  Home                           Care

   Total for Tennessee                       1,668 (19 facilities)
---------------
* This facility became licensed on August 12, 1996.


ALABAMA

 Gardendale         Gardendale   Long-term     148      Leased        98%
  Health Care                    Care
  Center

 Summer's Landing-  Gardendale   Assisted/      26      Leased       100%
  Gardendale                     Independent
                                 Living

 Summer's Landing-  Hanceville   Assisted/      46      Leased        50%
  Hanceville                     Independent
                                 Living

 Sea Breeze         Mobile       Long-term     120      Managed       96%
  Health Care                    Care                   (WHH)
  Center

 Summer's Landing-  Mobile       Assisted/      20      Managed       10%
  Sea Breeze                     Independent            (WHH)
                                 Living
   Total for Alabama                           360 (5 facilities)


SOUTH CAROLINA

 The Calhoun        Anderson     Assisted/      90      Managed       64%
                                 Independent
                                 Living
   Total for South                              90 (1 facility)
    Carolina


NORTH CAROLINA

 Pine Manor         Fayette-     Long-term     100      Managed       65%
                    ville        Care

 Wilkinson Health   Gastonia     Long-term      50      Leased        98%
  Care Center                    Care

   Total for North                             150 (2 facilities)
    Carolina


VIRGINIA

 Libbie Convales-   Richmond     Long-term     195      Owned         95%
  cent Center                    Care

 Highland Manor     Dublin       Long-term     132      Leased        92%
  Nursing Center                 Care

 Tappahannock       Tappahannock Long-term      60      Owned        100%
  Manor                          Care

 Summer's Landing-  Tappahannock Assisted/      58      Owned         91%
  Tappahannock                   Independent
                                 Living

 Brentlox Hall      Chesapeake   Long-term     120      Owned         98%
                                 Care
   Total for Virginia                          565 (5 facilities)


OHIO

 Hamlet             Chagrin      Assisted/     222      Owned         90%
  Retirement        Falls        Independent
                                 Care

 Hamlet Nursing     Chagrin      Long-term      88      Owned         81%
  Manor             Falls        Care

    Total for Ohio                             310 (2 facilities)


ARIZONA

 The Carillons      Sun City     Assisted/      75      Owned         96%
                                 Independent
                                 Care
   Total for Arizona                            75 (1 facility)


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to litigation arising in the ordinary course of business. The Company and its subsidiaries are not currently parties to any litigation that management believes would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) MARKET INFORMATION. Since December 18, 1995, the Company's Common Stock has been listed on the New York Stock Exchange under the symbol "RCA". The Company's Common Stock was previously traded in the over-the-counter market, and from April 7, 1994 through December 15, 1995, it was quoted on the NASDAQ National Market System. Prior to April 7, 1994, quotations were carried on the NASD's OTC Bulletin Board.

    The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System through December 15, 1995, and on the New York Stock Exchange after that date, for the periods indicated:

     QUARTER ENDED                           HIGH*         LOW*

     September 30, 1994                      $ 8.05        $ 5.44
     December 31, 1994                       $ 8.11        $ 6.12
     March 31, 1995                          $ 9.29        $ 6.79
     June 30, 1995                           $12.86        $ 6.43

     September 30, 1995                      $16.65        $10.12
     December 31, 1995                       $12.74        $ 8.15
     March 31, 1996                          $11.31        $ 9.46
     June 30, 1996                           $13.25        $10.00
______________________

  * As adjusted to give retroactive effect to a 5% stock dividend that was effected on February 15, 1995, and a 5% stock dividend that was effected on May 1, 1996.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at September 18, 1996, was 417, and the number of beneficial holders is estimated to be approximately 2,500.

     (c) DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. In February 1994, the Company declared a 5% stock dividend on its outstanding Common Stock, in January 1995, the Company declared an additional 5% stock dividend on its outstanding Common Stock, and in April 1996, the Company declared an additional 5% stock dividend on its outstanding Common Stock. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition. The Company does, however, intend to consider additional stock dividends in the future. The Company's ability to pay any cash dividends on the Company's Common Stock in the future will be limited by the dividend and redemption requirements of the Company's Series AA Convertible Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial information for the fiscal year ended June 30, 1996, is derived from financial statements of the Company audited by Coopers & Lybrand, LLP, independent certified public accountants. The selected financial information for the fiscal years ended June 30, 1995, 1994 and 1993, is derived from financial statements of the Company audited by BDO Seidman, independent certified public accountants. The selected information for the fiscal year ended June 30, 1992, is derived from financial statements of the Company audited by Laney, Boteler & Killinger, independent certified public accountants. As described more fully in the Company's financial statements, financial information prior to the date of the Company's merger with Capitol Care Management Company, Inc. reflects the financial information of Capitol Care Management Company, Inc.

BALANCE SHEET DATA:

                                             AT JUNE 30,
                     1996          1995         1994        1993      1992
                  <FN1><FN2>    <FN1><FN2>   <FN1><FN2>  <FN1><FN2>   <FN1>
Current Assets   $ 30,761,075  $25,782,546  $12,449,522  $1,404,228  $240,088
Total Assets      179,557,647   80,257,546   31,230,025   2,453,241   359,397
Current Liabili-
 ties              26,187,331   22,857,244    9,328,989   1,677,250   215,255
Working Capital
 (Deficit)          4,573,744    2,925,302    3,120,533    (273,022)   24,833
Long-Term Debt    110,375,799   32,426,023    8,199,915        -0-     11,164
Redeemable Pre-
 ferred Stock       2,400,000    3,000,000        -0-          -0-        -0-
Shareholders'
 Equity            34,689,123   19,733,254   13,399,751     775,991   132,978

<FN1>
Effective November 30, 1992, the Company acquired the stock of CCMC in a reverse acquisition in which CCMC's stockholders acquired voting control of the Company. The transaction was accounted for as a purchase with CCMC as the acquiring company because CCMC's stockholders acquired a majority of the voting rights in the combined company. Accordingly, the results of operations prior to November 30, 1992, are those of CCMC. See Note 2 to the Company's financial statements.
<FN2>
On May 1, 1993, the Company entered into operating lease agreements for seven licensed nursing homes and one personal care facility. Prior to May 1, 1993, the Company and its predecessor, Capitol Care Management Company, Inc., were engaged exclusively in the management of retirement facilities and nursing homes. Subsequent to May 1, 1993, the Company, through the operating leases on the eight facilities, began to operate facilities resulting in the recognition of $2,399,906 of patient service revenues and $222,610 of other revenues for the year ended June 30, 1993. During the year ended June 30, 1993, the eight facilities incurred $2,037,694 of operating expenses resulting in an operating margin of $584,822. During the year ended June 30, 1994, the Company continued its expansion into the operation of facilities, with the acquisition of two retirement facilities and two nursing home facilities accounted for using the purchase method of accounting and new operating lease commitments for eleven nursing homes and one retirement facility. The addition of these sixteen facilities either through direct acquisition or operating leases increased patient service revenues by $16,520,401, total revenues by $136,124 and operating expenses by $12,774,764. During the year ended June 30, 1995, the Company purchased three nursing homes and two retirement facilities and leased seven more nursing homes. During the fiscal year ended June 30, 1996, the Company purchased seven nursing homes and four retirement facilities and leased eight nursing homes and three retirement facilities.

STATEMENT OF INCOME DATA:

                                      FOR THE YEARS ENDED JUNE 30,
                    1996         1995         1994         1993       1992
                ------------  -----------  -----------  ----------  --------
Revenues        $134,011,369  $79,616,053  $37,971,052  $4,553,666  $610,981
Operating
 Expenses        117,887,133   70,598,837   32,993,562   3,615,109   585,535
Net Income         5,569,811    5,058,503    2,917,642     573,557    18,951
Net Income Per
 Common and
 Common Equi-
 valent
 Share<FN1>     $        .39  $       .38  $       .30  $      .11  $    .02

Weighted
 Average
 Shares<FN1>      13,586,003   12,616,835    9,839,993   5,010,354   964,688

Cash Dividends
 Per Common
 Share           $    -0-     $    -0-     $    -0-     $   -0-     $  -0-

<FN1>
The Company has retroactively restated net income per share and weighted average shares outstanding for the effect of stock dividends, stock splits and reverse stock splits. See "Notes to Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

     The Company's total revenues for the year ended June 30, 1996, were $134,011,369 compared to $79,616,053 for the year ended June 30, 1995.

     Management fee revenue decreased from $4,169,694 in the year ended June 30, 1995, to $3,781,433 in the year ended June 30, 1996. The Company purchased or leased six facilities in the year ended June 30, 1996, that it managed in the year ended June 30, 1995. Included in the Company's management fee revenue is $3,472,900 and $3,517,500 from affiliates during the years ended June 30, 1996 and 1995, respectively.

     Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $69,949,822 for the year ended June 30, 1995 to $119,499,849 for the year ended June 30, 1996. The cost of patient services in the amount of $77,776,292 for the year ended June 30, 1996, represent 65% of patient service revenue, as compared to $47,778,410, or 68% of patient service revenue during the year ended June 30, 1995. The decrease in the percentage is attributed to an increase in the ratio of retirement facilities to nursing facilities operated during the current year. Retirement facilities require less patient services than nursing homes.

     During the year ended June 30, 1996, the Company had revenue from medical supply sales of $14,542,421 of which $4,717,169 was intercompany sales which were eliminated in consolidation. These sales reflect the operations of Contour Medical, Inc., of which the Company acquired a majority interest on September 30, 1994. The Cost of goods sold for the year ended June 30, 1996, was $5,773,934.
     General and administrative expenses for the year ended June 30, 1996, were $23,886,877, representing 18% of total revenues, as compared to $12,769,582 representing 16% of total revenues, for the year ended June 30, 1995.

     During the year ended June 30, 1996, the Company recorded a $1,027,593 provision for bad debts. The Company recorded no similar provision during the prior year.

     During the year ended June 30, 1996, the Company had $1,847,868 in interest income and financing fees as compared to $658,215 in interest income and financing fees for the year ended June 30, 1995. Financing fees, which totaled $150,000 for the year ended June 30, 1996, represents fees received by the Company for assisting other companies to obtain financing for nursing homes and retirement facilities. The increase in interest income is a result of the increased amount of advances to related parties during the current year.

     For the year ended June 30, 1996, the Company incurred expenses for income taxes of $4,228,307 which represents an effective tax rate of 45% as compared to expenses for income taxes of $3,419,092 which represents an effective tax rate of 40% for the year ended June 30, 1995. The increase in the effective tax rate is mainly the result of a non-deductable tax penalty of approximately $400,000 which was assessed during the year ended June 30, 1996.

     The net income of $5,569,811 for the year ended June 30, 1996, is higher than the net income of $5,058,503 for the year ended June 30, 1995, due to the increased number of facilities operated during the most recent fiscal year.

     Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms; however, they are all subject to termination on 60 days notice, with or without cause, by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future. These fees represent 2.82% and 5.24% of total revenues of the Company for the years ended June 30, 1996 and 1995, respectively.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

     The Company's total revenues for the year ended June 30, 1995, were $79,616,053 compared to $37,971,052 for the year ended June 30, 1994.

     Management fees increased from $3,292,949 in the year ended June 30, 1994, to $4,169,694 in the year ended June 30, 1995, due to the increased number of facilities which the Company manages as well as the renegotiation of management agreements resulting in higher management fees. Included in the Company's management fee revenue is $3,517,500 and $3,034,445 from affiliates during the years ended June 30, 1995 and 1994, respectively.

     Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $34,340,394 for the year ended June 30, 1994, to $69,949,822 for the year ended June 30, 1995. The cost of patient services in the amount of $47,778,410 for the year ended June 30, 1995, represented 68% of patient service revenue, as compared to $23,088,387, or 67% of patient service revenue during the year ended June 30, 1994.

     During the year ended June 30, 1995, the Company had revenue from medical supply sales of $3,617,439. These sales reflect the operations of Contour Medical, Inc., of which the Company acquired a 63% interest on September 30, 1994. As a result, these sales only reflect nine months of operations. The cost of goods sold for the year ended June 30, 1995, was $3,153,430, or 87% of medical supply sales.

     General and administrative expenses for the year ended June 30, 1995, were $12,769,582 representing 16% of total revenues, as compared to $5,953,793 representing 16% of total revenues, for the year ended June 30, 1994.

     During the year ended June 30, 1995, the Company had $658,215 in interest income and financing fees. The Company had no similar revenue during the year ended June 30, 1994.

     For the year ended June 30, 1995, the Company incurred expenses for income taxes of $3,419,092 which represents an effective tax rate of 40% as compared to expenses for income taxes of $1,827,483 which represents an effective tax rate of 39% for the year ended June 30, 1994.

     The net income of $5,058,503 for the year ended June 30, 1995, is higher than the net income of $2,917,642 for the year ended June 30, 1994, due to the increased number of facilities operated and managed during 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $4,573,744 in working capital compared to $2,925,302 at June 30, 1995. The increase was primarily due to the net income recorded for the year ended June 30, 1996.

     During the year ended June 30, 1996, cash provided by operating activities was $5,708,460 as compared to $4,208,048 for the year ended June 30, 1995. The $1,500,412 increase was primarily due to the increased accounts payable associated with acquiring facilities in the year ended June 30, 1996 and an increase in depreciation from 1,128,183 for the year ended June 30, 1995 to $3,223,543 for the year ended June 30, 1996.

     Cash used in investing activities during the year ended June 30, 1996, was $45,195,665. The expenditures primarily related to acquisitions to purchases of property and equipment of $8,826,151, and advances to affiliates of $8,855 686 due to capital expenditures and working capital deficits of the affiliates.

     At June 30, 1996, advances to affiliates had increased to $14,316,661 from $7,328,222 at June 30, 1995, due to additional capital expenditures and working capital deficits of the affiliates. These advances were repaid subsequent to year end. The repayment transactions included the transfer of two facilities to the Company at fair market value, as established by an independent appraisal. The proceeds of this transfer reduced the balance to approximately $2.8 million. The balance was eliminated by the contribution of shares of the Company's common stock by affiliated shareholders. The stock will be retired.

     Cash provided by financing activities during the year ended June 30, 1996, totaled $34,325,385. Sources of cash included capital investment by minority shareholders of a subsidiary of $2,088,492, proceeds from issuance of preferred stock of $9,300,000, proceeds from stock options and warrants exercised of $630,098, and proceeds from long-term debt and lines of credit of $35,329,244. Cash used in financing activities primarily consisted of $9,443,626 in payments of long-term debt, $2,419,783 in payments of debt issuance costs, and $600,000 in redemption of preferred stock, $274,040 in purchaser of treasury stock, and $285,000 for dividends on preferred stock.

     During the year ended June 30, 1995, cash provided by operating activities was $4,208,048 as compared to $1,523,311 for the year ended June 30, 1994. The $2,684,737 increase was primarily due to the increased net income for the year ended June 30, 1995.

     Cash used in investing activities during the year ended June 30, 1995, was $(10,644,726). The expenditures primarily related to purchases of property and equipment of $6,079,610, purchases of bonds receivable of $4,487,936, increases in investments and advances to The Atrium Ltd. of $2,985,833 and advances to affiliates of $1,742,147 due to capital expenditures and working capital deficits of the affiliates. These were partially offset by the proceeds from a sale-leaseback transaction of $4,500,000.

     At June 30, 1995, advances to affiliates had increased to $7,328,222 from $5,605,250 at June 30, 1994, due to additional capital expenditures and working capital deficits of the affiliates.

     Cash provided by financing activities during the year ended June 30, 1995, totalled $10,683,801. Sources of cash included capital investment by minority shareholders of a subsidiary of $1,729,469, net borrowings under lines of credit of $1,745,316 and proceeds from long-term debt of $9,564,670. Cash used in financing activities primarily consisted of $2,130,654 in payments of long-term debt and $225,000 for dividends on preferred stock.

     Management's objective is to acquire only those facilities it believes will be able to generate sufficient revenue to pay all operating costs, management fees, lease payments or debt service, and still return a 3% to 4% cash flow. Management believes that the Company's cash flow from operations, together with lines of credit and the sale of securities described below, will be sufficient to meet the Company's liquidity needs for the current year.

     The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. At June 30, 1996, the Company had approximately $1,500,000 in unused credit available under such lines.

     Subsequent to year end, the Company raised approximately $9,340,000 in net proceeds from the sale of convertible preferred stock in a private offering to foreign investors. The proceeds of this offering are being used for working capital purposes.

     On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over the five years for $3,000,000 in cash.
$600,000 was paid on September 30, 1996 pursuant to this obligation. Management intends to fund these redemptions from cash flow generated from operations.

     The Company believes that its long-term liquidity needs will generally be met by income from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.

     The Company intends to use long-term debt financing in connection with the purchase of additional retirement care facilities and nursing homes on terms which can be paid out of the cash flow generated by the property.

     The Company intends to continue to lease or purchase additional retirement care and/or nursing home facilities in the future.

IMPACT OF INFLATION AND PENDING FEDERAL HEALTH CARE LEGISLATION

     Management does not expect inflation to have a material impact on the Company's revenues or income in the foreseeable future so long as inflation remains below the 9% level. The Company's business is labor intensive and wages and other labor costs are sensitive to inflation. Management believes that any increases in labor costs in its management services segment can be offset over the long term by increasing the management fees. With respect to the operations segment, approximately 52% of the Company's net patient service revenue is received from state Medicaid programs. The two states which make Medicaid payments to the Company have inflation factors built into the rates which they will pay. Georgia's inflation factor is nine percent and Tennessee's inflation is eleven percent. Therefore, increases in operating costs due to inflation should be covered by increased Medicaid reimbursements.

     Management is uncertain what the final impact will be of pending federal health care reform packages since the legislation has not been finalized. However, based on information which has been released to the public thus far, Management doesn't believe that there will be cuts in reimbursements paid to nursing homes.

     Legislative and regulatory action, at the state and federal level, has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of health care facilities.

ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standard Board has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company has adopted this standard in fiscal 1995. In management's opinion, adopting SFAS No. 115 did not materially affect the Company's financial statements for the year ended June 30, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Independent Auditors' Report appears at page F-1, and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-32 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held in December 1996.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:
                                                                    Page(s)

  Reports of Independent Certified Public Accountants............  F-1 - F-2

  Consolidated Balance Sheets as of June 30, 1996 and 1995.......  F-3 - F-4

  Consolidated Statements of Income for the years ended
    June 30, 1996, 1995 and 1994.................................  F-5 - F-6

  Consolidated Statements of Shareholders' Equity for the
    years ended June 30, 1996, 1995 and 1994.....................  F-7 - F-8

  Consolidated Statements of Cash Flows for the years ended
    June 30, 1996, 1995 and 1994.................................  F-9 - F-10

  Notes to Financial Statements.................................. F-11 - F-32

    (a) 2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (a)    3.    EXHIBITS:

EXHIBIT
  NO.          DESCRIPTION                  LOCATION

 3.1           Articles of Incor-          Incorporated by reference
               poration, as amended         to Exhibit No. 3.1 to the
                                            Company's Form S-18 Regis-
                                            tration Statement No. 33-7666-D

 3.2           Bylaws, as amended           Incorporation by reference
                                            to Exhibit No. 3.2 to the
                                            Company's Form S-18 Regis-
                                            tration Statement No. 33-7666-D

 3.3           Articles of Amendment        Incorporated by reference
               to Articles of Incor-        to Exhibit 3.3 to the
               poration                     Company's Annual Report on
                                            Form 10-K for the fiscal year
                                            ended June 30, 1993

 3.4           Statements Establish-        Incorporated by reference
               ing Series A and Series      to Exhibit 3.4 to the
               D Convertible Preferred      Company's Annual Report on
               Stock                        Form 10-K for the fiscal year
                                            ended June 30, 1994

 3.5           Articles of Amendment to     Incorporated by reference
               Articles of Incorporation    to Exhibit 3.5 to the
               (Series AA Convertible       Company's Annual Report on
               Preferred Stock)             Form 10-K for the fiscal year
                                            ended June 30, 1994
                               -34-

 3.6           Articles of Amendment to     Filed herewith electronically
               Incorporation (Series E
               Convertible Preferred
               Stock)

 3.7           Articles of Amendment to     Filed herewith electronically
               Articles of Incorporation
               (Series F Convertible Pre-
               ferred Stock) and Certif-
               icate of Correction to
               same

10.1           Employment Agreement         Filed herewith electronically
               with Darrell C. Tucker

10.2           Management and Marketing     Filed herewith electronically
               Agreement with Affiliates

10.3           Nursing Home Management      Filed herewith electronically
               Agreements with Affiliates

10.4           Lease Agreements with        Filed herewith electronically
               Affiliates

10.5           Loan Agreement between       Incorporated by reference
               Residential Care Facilities  to Exhibit 10.1 to the
               for the Elderly Authority of Company's Current Report
               the City of Dublin and the   on Form 8-K dated February 3,
               Company                      1994

10.6           Deed to Secured Debt and     Incorporated by reference
               Security between Residen-    to Exhibit 10.2 to the
               tial Care Facilities for     Company's Current Report
               the Elderly Authority of     on Form 8-K dated February 3,
               the City of Dublin and       1994
               the Company

10.7           Trust Indenture between      Incorporated by reference
               Residential Care Facili-     to Exhibit 10.3 to the
               ties for the Elderly         Company's Current Report
               Authority of the City of     on Form 8-K dated February 3,
               Dublin and the Sentinel      1994
               Trust Company

10.8           Loan Agreement between       Incorporated by reference
               Highlands County (Florida)   to Exhibit 10.2 to the
               Industrial Development       Company's Current Report
               Authority and the Company    on Form 8-K dated March 3,
                                            1994

10.9           Trust Indenture between      Incorporated by reference
               Highlands County (Florida)   to Exhibit 10.3 to the
               Industrial Development       Company's Current Report
               Authority and the Company    on Form 8-K dated March 3,
                                            1994

 10.10         Asset Purchase Agreement     Incorporated by reference
               between the Company and      to Exhibit 10.1 to the
               Springdale Convalescent      Company's Current Report
               Center of Atlanta, Ltd., et  on Form 8-K dated April 29,
               al., and Springdale Conva-   1994
               lescent Center Purchase
               Agreement between the
               Company and Bartow
               River L.L.C.

10.11          Promissory Note from the     Incorporated by reference
               Company to Winter Haven      to Exhibit 10.46 to the
               Homes                        Company's Annual Report
                                            on Form 10-K for the fiscal
                                            year ended June 30, 1994

10.12          Promissory Note from the     Incorporated by reference
               Company to Tiffany Indus-    to Exhibit 10.3 to the
               tries, Inc.                  Company's Current Report
                                            on Form 8-K dated April 29,
                                            1994

10.13          Loan Agreement with Cave     Incorporated by reference
               Spring Housing Develop-      to Exhibit 10.57 to the
               ment Corporation             Company's Annual Report
                                            on Form 10-K for the fiscal
                                            year ended June 30, 1994

10.14          Trust Indenture between      Incorporated by reference
               Cave Spring Housing          to Exhibit 10.58 to the
               Development Corporation      Company's Annual Report
               and Sentinel Trust Company   on Form 10-K for the fiscal
                                            year ended June 30, 1994

10.15          Transfer and Assignment of   Incorporated by reference to
               Loan Asset and Forbearance   to Exhibit 10.67 to the
               Agreement with R. Wayne      Company's Annual Report
               Lowe, et al.                 on Form 10-K for the fiscal
                                            year ended June 30, 1994

10.16          Promissory Note from South-  Incorporated by reference
               eastern Cottages, Inc. and   to Exhibit 10.67 to the
               related Mortgage and         Company's Registration
               Security Agreement           Statement on Form S-1
                                            File No. 33-85886

10.17          Promissory Note from Gordon  Incorporated by reference
               Jensen Health Care, Inc.     to Exhibit 10.68 to the
               and related Deed to Secure   Company's Registration
               Debt                         Statement on Form S-1
                                            File No. 33-85886

10.18          Promissory Note from         Incorporated by reference
               Renaissance Retirement,      to Exhibit 10.69 to the
               Ltd. and related Mortgage    Company's Registration
               and Security Agreement       Statement on Form S-1
                                            File No. 33-85886

10.19          Promissory Note from         Incorporated by reference
               Retirement Village of        to Exhibit 10.70 to the
               Jackson, Ltd. and related    Company's Registration
               Deed of Trust                Statement on Form S-1
                                            File No. 33-85886

10.20          Promissory Note from         Incorporated by reference
               Hendersonville Retirement    to Exhibit 10.71 to the
               Village, Ltd. and related    Company's Registration
               Deed of Trust                Statement on Form S-1
                                            File No. 33-85886

10.21          Agreement and Amendment      Incorporated by reference
               to Agreement with The        to Exhibit 10.77 to the
               Atrium of Jacksonville,      Company's Annual Report
               Ltd. and Assignment to       on Form 10-K for the fiscal
               the Company                  year ended June 30, 1994

10.22          Guaranties and Stock Pledge  Incorporated by reference
               and Maintenance Agreements   to Exhibit 10.80 to the
               with Edward E. Lane and      Company's Registration
               Connie B. Brogdon            Statement on Form S-1
                                            File No. 33-85886

10.23          Dearfield Nursing Home       Incorporated by reference
               Purchase Agreement           to Exhibit 10.1 to the Com-
                                            pany's Report on Form 8-K
                                            dated April 28, 1995

10.24          Loan Agreement               Incorporated by reference
                                            to Exhibit 10.2 to the Com-
                                            pany's Report on Form 8-K
                                            dated April 28, 1995


10.25          Promissory Note Secured by   Incorporated by reference
               Security Deed                to Exhibit 10.3 to the Com-
                                            pany's Report on Form 8-K
                                            dated April 28, 1995

10.26          Security Agreement           Incorporated by reference
                                            to Exhibit 10.4 to the Com-
                                            pany's Report on Form 8-K
                                            dated April 28, 1995

10.27          Deed to Secure Debt,         Incorporated by reference
               Security Agreement,          to Exhibit 10.5 to the Com-
               Assignment of Rents and      pany's Report on Form 8-K
               Filing for Dearfield         dated April 28, 1995
               Nursing Home

10.28          Edwinola Retirement          Incorporated by reference
               Community Purhase Agree-     to Exhibit 10.93 to the
               ment                         Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.29          Loan Agreement between       Incorporated by reference
               Dade City, Florida and       to Exhibit 10.94 to the
               the Company                  Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.30          Promissory Note from The     Incorporated by reference
               Atrium Nursing Home, Inc.    to Exhibit 10.95 to the
                                            Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.31          Promissory Note from         Incorporated by reference
               Hendersonville Retirement    to Exhibit 10.96 to the
               Village, Ltd.                Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.32          Second Amendment to          Incorporated by reference
               Agreement with The Atrium    to Exhibit 10.97 to the
               of Jacksonville, Ltd.        Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.33          Promissory Note from         Incorporated by reference
               National Assistance          to Exhibit 10.98 to the
               Bureau                       Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.34          Letter Agreement with        Incorporated by reference
               R. Wayne Lowe, et al.,       to Exhibit 10.99 to the
               Amending Forebearance        Company's Annual Report on
               Agreement                    Form 10-K for the fiscal
                                            year ended June 30, 1995

10.35          Hillview Nursing Home        Incorporated by reference
               Purchase Agreement           to Exhibit 10.100 to the
                                            Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.36          Crestwood Nursing Home       Incorporated by reference
               Purchase Agreement and       to Exhibit 10.101 to the
               Lease Assignment Agree-      Company's Annual Report on
               ment                         Form 10-K for the fiscal
                                            year ended June 30, 1995

10.37          Florida Retirement Villa     Incorporated by reference
               Purchase Agreement           to Exhibit 10.102 to the
                                            Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

10.38          Loan Agreement dated         Incorporated by reference
               September 29, 1995, with     to Exhibit 10.103 to the
               LTC Properties, Inc.         Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

18             Letter re changes in         Filed herewith electronically
               accounting principles

21             Subsidiaries of the          Filed herewith electronically
               Registrant

27             Financial Data Schedule      Filed herewith electronically

     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of
Retirement Care Associates, Inc.

We have audited the accompanying consolidated balance sheet of Retirement Care Associates, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retirement Care Associates, Inc. and subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note 6 to the consolidated financial statements, the Company changed its method of accounting for certain costs in inventory.


/s/ Coopers & Lybrand L.L.P.

Atlanta, Georgia
September 27, 1996
except for Note 19, as to which the date is October 14, 1996

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of
   Retirement Care Associates, Inc.

We have audited the accompanying consolidated balance sheet of Retirement
Care Associates, Inc. and Subsidiaries as of June 30, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retirement Care Associates, Inc. and Subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.



                                    /s/ BDO Seidman, LLP
                                        BDO SEIDMAN, LLP

Atlanta, Georgia
October 9, 1995, except for Note 1
which is as of May 1, 1996

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

                                                      1996            1995
                                                 ------------     -----------
ASSETS

Current assets:

 Cash and cash equivalents                       $     45,365     $ 5,207,185
 Patient accounts receivable, net                  20,556,920      11,282,467
 Notes and advances due from affiliates                     -       2,314,250
 Inventories                                        4,849,819       1,364,569
 Note and accrued interest receivable                 713,750       2,396,667
 Deferred income taxes                                461,214               -
 Restricted bond funds                              2,342,565         719,175
 Prepaid expenses and other assets                  1,791,442       2,498,233

    Total current assets                           30,761,075      25,782,546

Property and equipment, net of accumulated
 depreciation                                     114,682,082      37,233,506

Marketable equity securities                           33,645          99,510
Investments in unconsolidated affiliates              496,800       4,431,235
Deferred lease and loan costs                       7,665,891       3,732,197
Goodwill, net of accumulated amortization           3,976,675       1,798,881
Notes and advances due from non-affiliates          1,422,247               -
Notes and advances due from affiliates             14,316,661       5,013,972
Restricted bond funds                               3,514,969         418,312
Other assets                                        2,687,602       1,747,387

    Total assets                                 $179,557,647      80,257,546























                           (Continued)

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 1996 and 1995

                                                    1996            1995
                                               -------------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Lines of credit                               $  1,456,535     $         -
 Current maturities of long-term debt             2,055,880       8,640,871
 Accounts payable                                11,201,976       7,699,640
 Accrued expenses                                 7,543,131       3,184,233
 Income taxes payable                             3,889,809       3,158,000
 Deferred income taxes                                 -            134,500
 Deferred gain                                       40,000          40,000

    Total current liabilities                    26,187,331      22,857,244

Deferred gain                                       371,370         261,370
Deferred income taxes                             1,465,877               -
Long-term debt, less current maturities         110,375,799      32,426,023

Minority interest                                 4,068,147       1,979,655

Commitments and contingencies

Redeemable convertible preferred stock            2,400,000       3,000,000

Shareholders' equity
 Common stock, $.0001 par value; 300,000,000
  shares authorized; 12,145,875 and 10,317,083
  shares issued, respectively                        1,215           1,031
 Preferred stock                                 8,765,250               -
 Additional paid-in capital                     26,972,655      18,555,677
 Retained earnings (deficit)                      (929,877)      1,176,546
 Treasury stock, at cost                          (120,120)              -

    Total liabilities and
      shareholders' equity                      34,689,123      19,733,254

                                              $179,557,647     $80,257,546














The accompanying notes are an integral part of these consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended June 30, 1996, 1995 and 1994

                                       1996            1995          1994
Revenues:                          ------------    -----------    -----------
 Net patient service revenue       $119,499,849    $69,949,822    $34,340,394
 Medical supply revenue               9,825,252      3,617,439              -
 Management fee revenue:
  From affiliates                     3,472,900      3,517,500      3,034,445
  From others                           308,533        652,194        258,504
 Other revenue                          904,835      1,879,098        337,709

    Total revenues                  134,011,369     79,616,053     37,971,052

Expenses:
 Cost of patient services            77,776,292     47,778,410     23,088,387
 Cost of medical supplies sold        5,773,934      3,153,430              -
 Lease expense                        6,198,948      5,769,232      3,714,105
 General and administrative          23,886,877     12,769,582      5,953,793
 Depreciation and amortization        3,223,543      1,128,183        237,277
 Provision for bad debts              1,027,539              -              -

    Total expenses                  117,887,133     70,598,837     32,993,562

    Operating income                 16,124,236      9,017,216      4,977,490

Other income (expense):
 Interest income                      1,847,868        658,215              -
 Interest expense                    (7,948,091)    (1,179,052)      (232,365)

    Income before minority
      interest, income taxes and
      cumulative effect of change
      in accounting principle        10,024,013      8,496,379      4,745,125

Minority interest                      (597,895)       (18,784)             -

Income before income taxes and
 cumulative effect of change in
 accounting principle                 9,426,118      8,477,595      4,745,125

Income taxes                          4,228,307      3,419,092      1,827,483

Income before cumulative effect
 of change in accounting principle    5,197,811      5,058,503      2,917,642

Cumulative effect of change in
 accounting principle, net of
 income tax provision of $228,000       372,000              -              -

Net income                            5,569,811      5,058,503      2,917,642

Preferred stock dividend                270,000        225,000              -

Net income applicable to
 common stock                      $  5,299,811    $ 4,833,503    $ 2,917,642

                           (Continued)

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued) for the years ended June 30, 1996, 1995 and 1994


                                        1996           1995          1994
                                   ------------    -----------    -----------
Income per common and common
 equivalent share:
  Income before cumulative
   effect of change in account-
   ing principle                   $        .36    $       .38    $       .30
  Cumulative effect of change
   in accounting principle                  .03              -              -

    Net income                     $        .39    $       .38    $       .30

Weighted average shares
  outstanding                        13,586,003     12,616,835      9,839,993





































The accompanying notes are an integral part of these consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1996, 1995 and 1994

                                     PREFERRED STOCK           COMMON STOCK
                               --------------------------     ---------------
                               SERIES A SERIES C SERIES E     SHARES   AMOUNT
                               -------- -------- --------    --------- ------
Balance, June 30, 1993         $670,642 $833,000 $    -      5,391,896 $  539
 Issuance of common stock
  upon conversion of Series
  Series A preferred stock     (670,563)    -          -       558,802    56
 Issuance of common stock
  upon conversion of Series
  Series C preferred stock         -    (833,000)      -       833,333     83
 Private placement Reg D           -        -          -     1,494,165    149
 Expenses on private placement     -        -          -          -         -
  Reg D
 Acquisition of Retirement
  Management Corporation           -        -          -        80,000      8
 Stock dividend, 5%                -        -          -       417,970     42
 Private placement Reg S           -        -          -       750,000     75
 Expenses on private placement
  Reg S                            -        -          -          -         -
 Recognition of convertibility
  of Series A preferred stock   364,004     -          -          -         -
 Net income                        -        -          -          -         -

Balance, June 30, 1994          364,083     -          -     9,526,166    952
 Issuance of common stock
  upon conversion of Series
  A preferred stock            (364,083)    -          -        69,508      7
 Issuance of common stock
  upon conversion of Series
  D preferred stock                -        -          -       105,000     11
 Issuance of common stock
  upon Contour Medical,
  Inc. acquisition                 -        -          -       125,000     12
 Preferred stock, 10% dividend     -        -          -          -         -
 Stock dividend, 5%                -        -          -       491,409     49
 Net income                        -        -          -          -         -

Balance, June 30, 1995         $   -    $   -    $     -    10,317,083 $1,031
 Issuance of Series E pre-
  ferred stock                     -        -     9,300,000       -         -
 Issuance of common stock
  upon conversion of Series
  E preferred stock                -        -      (534,750)    54,516      6
 Treasury stock purchased          -        -          -          -         -
 Retirement of treasury stock      -        -          -       (15,000)   (2)
 Stock issued in exchange for
  cancellation of warrants and
  stock warrants exercised         -        -          -     1,198,391    120
 Stock options exercised           -        -          -        22,076      2
 Preferred stock, 10% dividend     -        -          -          -         -
 Stock dividend, 5%                -        -          -       568,809     58
 Net income                        -        -          -          -         -
Balance, June 30, 1996         $   -    $   -    $8,765,250 12,145,875 $1,215
                           (Continued)
                               F-7

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
For the years ended June 30, 1996, 1995 and 1994


                                         ADDITIONAL    RETAINED
                                          PAID-IN      EARNINGS    TREASURY
                                          CAPITAL      (DEFICIT)    STOCK

Balance, June 30, 1993                  $(1,433,725)  $  705,535   $   -
 Issuance of common stock upon con-
  version of Series A preferred stock       670,507         -          -
 Issuance of common stock upon con-
  version of Series C preferred stock       832,917         -          -
 Private placement Reg D                  5,047,349         -          -
 Expenses on private placement Reg D       (520,580)        -          -
 Acquisition of Retirement Management
  Corporation                               399,992         -          -
 Stock dividend, 5%                       2,980,092   (2,980,134)      -
 Private placement Reg S                  5,249,925         -          -
 Expenses on private placement Reg S       (470,800)        -          -
 Recognition of convertibility of
  Series A preferred stock                 (364,004)        -          -
 Net income                                    -       2,917,642       -

Balance, June 30, 1994                   12,391,673      643,043       -
 Issuance of common stock upon con-
  version of Series A preferred stock       364,076         -          -
 Issuance of common stock upon con-
  version of Series D preferred stock       499,989         -          -
 Issuance of common stock upon Contour
  Medical, Inc. acquisition                 999,988         -          -
 Preferred stock, 10% dividend                 -        (225,000)      -
 Stock dividend, 5%                       4,299,951   (4,300,000)      -
 Net income                                    -       5,058,503       -

Balance, June 30, 1995                  $18,555,677   $1,176,546   $   -
 Issuance of Series E preferred stock          -            -          -
 Issuance of common stock upon con-
  version of Series E preferred stock       534,744         -          -
 Treasury stock purchased                      -            -      (274,040)
 Retirement of treasury stock                  -        (153,918)   153,920
 Stock issued in exchange for cancel-
  lation of warrants and stock
  warrants exercised                        473,673         -          -
 Stock options exercised                    156,303         -          -
 Preferred stock, 10% dividend                 -        (270,000)      -
 Stock dividend, 5%                       7,252,258   (7,252,316)      -
 Net income                                    -       5,569,811       -

Balance, June 30, 1996                  $26,972,655   $ (929,877) $(120,120)





The accompanying notes are an integral part of these consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 1996, 1995 and 1994

                                          1996          1995        1994
                                      -----------   ----------- -----------
Cash flows from operating activities:
 Net income                           $ 5,569,811   $ 5,058,503 $ 2,917,642
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization        3,223,543    1,128,183      237,277
   Loss on sale of marketable equity
    securities                             29,085         -            -
   Cumulative effect of change in
    accounting principle                 (372,000)        -            -
   Amortization of deferred gain          (40,000)     (40,000)     (40,000)
   Provision for bad debts              1,027,539         -            -
   Equity in income from investees        146,800         -            -
   Amortization of deferred lease and
    loan costs                            698,785         -            -
   Minority interest                      597,895       18,784         -
   Deferred income taxes                 (148,886)     261,092      (91,237)
   Changes in assets and liabilities
    net of effects of acquisitions:
     Accounts receivable               (9,988,047 ) (6,012,900)  (4,071,251)
     Inventories                       (3,096,022)    (996,139)        -
     Prepaid expenses and other assets    703,690     (642,013)  (1,373,827)
     Accrued interest receivable           77,917     (196,667)        -
     Accounts payable and accrued
      expenses                          7,278,350    6,608,148    5,509,837
     Deferred lease and loan costs           -        (978,943)  (1,565,130)

       Net cash provided by operating
        activities                      5,708,460    4,208,048    1,523,311

Cash flows from investing activities:
 Purchases of property and equipment   (8,826,151)  (6,079,610)  (5,093,344)
 Proceeds from sale leaseback trans-
  action                                     -       4,500,000         -
 Proceeds from repayment of notes
  receivable                            2,200,000         -            -
 Issuance of notes receivable and
  advances to affiliates and non-
  affiliates                           (8,855,686)  (1,742,147)  (5,142,182)
 Purchase of bonds receivable                -      (4,487,936)        -
 Purchase of note receivable                 -            -      (2,200,000)
 Investments in unconsolidated
  affiliates                            3,787,635   (3,335,833)    (783,904)
 Restricted bond funds                 (4,419,184)     (17,317)     913,857
 Proceeds from sale of fixed assets          -            -       2,481,370
 Cash acquired in acquisition of
  Contour Medical, Inc.                      -          73,254         -
 Decrease (increase) in marketable
  equity securities                          -         444,863     (544,373)
 Proceeds from sale of marketable
  equity securities                        36,780         -            -

                           (Continued)

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the years ended June 30, 1996, 1995 and 1994

                                          1996          1995          1994
                                     ------------   ------------  ---------
 Goodwill paid in acquisitions         (2,327,736)        -         (93,422)


 Acquisitions, net of cash acquired   (26,197,853)        -            -
 Payment of deferred lease costs         (593,470)        -            -

       Net cash used in investing
        activities                    (45,195,665) (10,644,726) (10,461,998)

Cash flows from financing activities:
 Capital investment by minority
  shareholders of subsidiary            2,088,492    1,729,469         -
 Redemption of preferred stock           (600,000)        -            -
 Purchase of treasury stock              (274,040)        -            -
 Dividends on preferred stock            (285,000)    (225,000)        -
 Proceeds from issuance of
  preferred stock                       9,300,000         -            -
 Proceeds from stock options and
  warrants exercised                      630,098         -       9,306,118
 Proceeds from long-term debt and
  net borrowings under line of
  credit                               35,329,244   11,309,986      112,754
 Payments on long-term debt            (9,443,626)  (2,130,654)        -
 Payments of deferred loan             (2,419,783)        -            -

       Net cash provided by financing
        activities                     34,325,385   10,683,801    9,418,872

Net increase (decrease) in cash and
 cash equivalents                      (5,161,820)   4,247,123      480,185

Cash and cash equivalents,
 beginning of year                      5,207,185      960,062      479,877

Cash and cash equivalents,
 end of year                          $    45,365  $ 5,207,185  $   960,062














The accompanying notes are an integral part of these consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Retirement Care Associates, Inc. ("RCA" or the "Company") operates 64 leased and owned nursing and retirement facilities and manages, for both related and unaffiliated third parties, an additional 28 nursing and retirement facilities. The Company also owns a majority interest in Contour Medical, Inc. ("Contour") whose principal operations consist of distributing medical supplies to healthcare facilities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with maturity of three months or less at issuance to be cash equivalents.

INVENTORIES

Inventories, consisting mainly of medical supplies, are valued at the lower of cost (first-in, first-out) or market.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Company periodically reviews the adequacy of the allowance for possible loan losses on affiliate notes receivable by considering various factors, among others, such as the fair value of the underlying facility collateral in excess of prior and senior liens, the periodic results of operations of the underlying collateral, the fair value of other collateral or guarantees pledged as security for the notes receivable, and the Company's ability to foreclose, if necessary, against prior and senior liens to protect the collateral value.

During 1996, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114).

All affiliated notes receivable were liquidated subsequent to June 30, 1996 (see Note 19).

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets (five to thirty years). Maintenance and repairs are charged to

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued:

expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

During the year ended June 30, 1995, the Company acquired a 35% interest in In-House Rehab, Inc. ("In-House"), a therapy service company, for $350,000. The Company accounts for their investment in In-House on the equity method. The Company's share of In-House's net income was $146,800 and $0 for the years ended June 30, 1996 and 1995, respectively.

Investment in affiliates included the investment in In-House and The Atrium of Jacksonville, Ltd. ("Atrium") as of June 30, 1995. The accounts of Atrium are consolidated with those of the Company as of June 30, 1996.

DEFERRED LEASE AND LOAN COSTS

Deferred lease and loan costs, consisting of lease acquisition fees paid to lessors and loan commitment fees and related expenditures, are amortized over the respective terms of the lease or loan using the effective rate method. The related amortization of the lease and loan cost is recorded as lease and interest expense, respectively.

RESTRICTED BOND FUNDS

Current restricted bond funds include principal and interest funds which are used for payment of principal and interest on or before the dates required by the trust indenture. Non-current restricted bond funds include debt service reserve funds (used for payment of principal and interest when principal and interest funds are insufficient) and project funds (used for payment of construction, improvement and equipment costs at facilities under construction).

GOODWILL

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Accumulated amortization of goodwill totaled $233,014 and $110,911 as of June 30, 1996 and 1995, respectively.

DEFERRED GAIN

Deferred gain on a sale-leaseback transaction is recorded at cost and is amortized into income on a straight-line basis over 10 years, the life of the lease. The related amortization is recorded as a reduction of lease expense.
                               F-12

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued:

STOCK DIVIDENDS

During February 1994, January 1995 and April 1996, the Company declared 5% stock dividends which were payable on March 1, 1994, February 15, 1995 and May 15, 1996, respectively, to shareholders of record on February 15, 1994 and 1995 and May 1, 1996, respectively. All common stock information presented has been retroactively restated to reflect these stock dividends.

NET PATIENT SERVICE REVENUE

Net patient service revenue is derived primarily from services to retirement center residents and nursing home patients. Retirement center residents typically pay rent in advance of the month for which it is due. Nursing home patients are predominately beneficiaries of the Medicare and Medicaid programs.

The Medicare program reimburses nursing homes on the basis of allowable costs, subject to certain limits. Payments are received throughout the year at amounts estimated to approximate costs. Following year end, cost reports are filed with the Medicare program and final settlements are made. Provisions for Medicare settlements are provided in the financial statements in the period the related services are rendered. Differences between amounts accrued and final settlements are reported in the year of settlement.

State Medicaid programs pay nursing homes primarily on a per diem basis with no retroactive settlement. Revenues from services to Medicaid patients are recorded at payment rates established by the various state programs in the period services are rendered.

There have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid payments for long-term and rehabilitative services. The Company cannot predict at this time whether any of these proposals will be accepted or, if adopted and implemented, what effect such proposals would have on the Company.

TAXES ON INCOME

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

NET INCOME PER SHARE

Net income per share is computed on the basis of net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding during each year, retroactively adjusted to give effect to the stock dividends. Shares used in the calculation consists of the weighted average number of shares actually outstanding as well as the weighted average number of common share equivalents which include dilutive convertible

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued:

preferred stock, stock options and warrants. Primary weighted average number of common and common equivalent shares outstanding approximated the fully diluted weighted average number of common and common equivalent shares outstanding for the year ended June 30, 1996.

Shares used in the calculation for the year ended June 30, 1995 consisted of the weighted average number of shares actually outstanding (10,798,292) as well as the weighted average number of common share equivalents (1,818,543)
which include dilutive stock options and warrants as described below.   Shares
used in the calculation for the year ended June 30, 1994 consisted of the weighted average number of shares actually outstanding (8,292,882) together with the weighted average numbers outstanding of common shares expected to be issued upon the conversion of all of the Series A convertible preferred stock (672,497 shares) issued in the merger since the income levels required to permit conversion were currently being attained. Shares used in the calculation also included the weighted average number of common share equivalents (874,614) which include dilutive stock options and warrants as described below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentations.

2.   BUSINESS ACQUISITIONS:

Effective November 30, 1992, the Company acquired the stock of Capitol Care Management Company, Inc. ("CCMC") in a reverse acquisition in which CCMC's stockholders acquired voting control of the Company. For financial reporting purposes, CCMC was deemed to be the acquiring entity.

The acquisition was recorded using the purchase method of accounting. Since RCA had no significant operations or assets at the acquisition date, as required by the Securities and Exchange Commission, the accounts of RCA have been recorded at the predecessor's cost basis.

CONTOUR

On September 30, 1994, the Company acquired a 63% interest in Contour through the acquisition of preferred and common stock from the existing shareholders of Contour. Contour is a publicly held company based in St. Petersburg, Florida, which manufactures a full line of orthopedic care and rehabilitation

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.  BUSINESS ACQUISITIONS, continued:

products. In connection with the acquisition of the 63% interest in Contour, the Company paid $4,000,000, consisting of 137,813 shares of its common stock and 300,000 shares of a new series of redeemable convertible preferred stock (see Note 9).

The acquisition of Contour was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of identifiable tangible and intangible assets of $899,792 was allocated to goodwill and is being amortized over 15 years.

ENCORE

On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling a 74.25% interest, in Encore Partners, L.P. ("Encore") in exchange for a capital contribution to Encore of $3.5 million. Encore owns three retirement facilities, totaling 527 beds, and two nursing homes, totaling 157 beds. The acquisition was accounted under the purchase method of accounting.

Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners.

ATRIUM

During the year ended June 30, 1995, Winter Haven Homes, Inc. ("Winter Haven"), an affiliated entity, assigned to the Company its rights under an agreement between Atrium and Winter Haven. The agreement granted Winter Haven the right to acquire up to a 75% ownership interest in Atrium in exchange for and upon meeting certain performance requirements.

In addition to the assignment, Winter Haven and the Company entered into a separate Compensation Agreement requiring the Company to pay Winter Haven an amount equal to 25% of the appraised values of Atrium upon each transfer of a 25% interest in Atrium to the Company.

At June 30, 1995, a 50% interest in Atrium had been transferred to the Company at a carrying value of $1,913,000 plus advances made by the Company to Atrium of $2,149,060. This investment was accounted for under the equity method. In May 1996, the Company obtained an additional 25% interest for $1,230,000, bringing the total investment to $3,143,000 plus advances made by the Company to Atrium of $2,602,942, and the total ownership interest to 75%. Effective May 1996, the accounts of Atrium have been consolidated with those of the Company.

The minority partners of Atrium are allocated 25% of the profits and losses and 25% of available cash flow, if any, is distributed to the minority partners.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.  BUSINESS ACQUISITIONS, continued:

OTHER

During the year ended June 30, 1996, the Company purchased a number of other facilities. Such purchases included both nursing and retirement facilities. The data related to these purchases is as follows:
                                                      1996
                                                   -----------
          Number of Facilities Purchased:
               Nursing                                       7
               Retirement                                    4
                                                   -----------
                    Total                                   11
                                                   -----------
                                                   -----------
          Cost of acquired facilities:
               Cash paid                           $   775,000
               Debt incurred                        22,736,000
                                                   -----------
                    Total                          $23,511,000
                                                   -----------
                                                   -----------

During the year ended June 30, 1995, the Company purchased three nursing facilities and two retirement facilities.

The Company typically obtains financing in excess of the purchase price paid for acquired facilities. The excess funds are used to cover certain closing costs associated with the transactions with any residual amounts retained by the Company.

The acquisitions referred to above have been accounted for using the purchase method of accounting. The operating results of those acquired facilities have been included in the consolidated statement of operations from the date of acquisition.

The following table presents unaudited pro forma results of operations data as if the acquisitions described above had occurred on July 1, 1994.

                                        For the year ended June 30,
                                        ----------------------------
                                            1996            1995
                                                 (Unaudited)
                                        ----------------------------
          Revenue                       $148,466,000    $127,671,000
          Net income                       5,652,000       5,568,000
          Net income per share                   .40             .42

The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market value of the facilities and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   RELATED PARTY TRANSACTIONS:

The Company provides management and administrative services for 19 facilities owned by affiliates and also leases one facility from an affiliate. The facilities are owned and controlled by two individuals who are officers and directors of the Company. These services are provided pursuant to agreements which have five-year terms and are cancelable with sixty days written notice by either party. The agreements provide for monthly fees ranging from $6,000 to $40,000 per facility and expire through 1999. Revenue from these management services totaled $3,472,900, $3,517,500 and $3,034,445 for the years ended June 30, 1996, 1995 and 1994.

CCMC maintains a cash management account where all operating cash funds of the managed facilities are pooled into one bank account and invested daily. Notes and advances due from affiliates consist of advances to facilities, net of advances from facilities, owned by the following affiliated entities:

                                                         June 30,
                                                --------------------------
                                                    1996           1995
                                                -----------     ----------
Gordon Jensen Health Care Association, Inc.     $ 2,982,975     $2,117,562
Winter Haven Homes, Inc.                          8,887,833      4,966,589
Southeastern Cottages, Inc.                         679,144        105,533
National Assistance Bureau, Inc.                  1,326,391        748,801
Chamber Health Care Society, Inc.                   336,857       (610,263)
Senior Care, Inc.                                    84,095           -
Other Affiliates                                     19,366           -
                                                -----------     ----------
                                                 14,316,661      7,328,222
Less current portion                                   -         2,314,250
                                                -----------     ----------
                                                $14,316,661     $5,013,972
                                                -----------     ----------
                                                -----------     ----------

During 1995 and 1994, the Company received notes as consideration for advances totaling $5,360,000. These notes require quarterly interest payments at 8% per annum with all principal and accrued interest due on or before June 30, 1998. The notes are collateralized by second mortgages on facilities owned by affiliates and certain notes receivables are guaranteed by the principals of Winter Haven, who are shareholders of the Company. All notes and advances due from affiliates were liquidated subsequent to year end (see Note 19).

FACILITY ACQUISITIONS AND LEASES

On April 28, 1995, the Company purchased a 210-unit nursing home from an affiliate. The purchase price was $5,650,000 and was financed with $500,000 from the Company and a $5,150,000 mortgage loan from an unrelated third-party real estate investment trust.

On February 27, 1996, the Company purchased a 36-unit retirement facility from an affiliate. The purchase price was $2,000,000 and was financed with $400,000

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   RELATED PARTY TRANSACTIONS, continued:

from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust.

On May 5, 1996, the Company entered into a lease agreement with an affiliate to rent a 60-unit nursing home. Terms of the agreement are ten years at $300,000 per year beginning on June 1, 1996.

ADDITIONAL TRANSACTIONS

The Company paid amounts to affiliates for obtaining financing of $190,000 for the year ended June 30, 1995. During 1994, the Company paid amounts to affiliates for lease acquisition and buyout costs, financing fees and financial advisory fees of $350,000, $300,000, and $70,000, respectively. These amounts are deferred and included in deferred lease and loan costs in the accompanying balance sheets.

The Company was paid fees of $150,000 and $400,000 by affiliates in connection with locating financing for three facilities in 1996 and two facilities in 1995, respectively. These fees were included in interest income on the accompanying statements of income.


4.  PATIENT ACCOUNTS RECEIVABLE:

Patient accounts receivable and net patient service revenue include amounts estimated by management to be payable by Medicaid and Medicare under the provisions of payment formulas in effect. Medicaid and Medicare programs accounted for approximately 71% and 72% of net patient service revenue during 1996 and 1995, respectively.

The Company grants credit without collateral to its patients most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:

                                                 June 30,
                                       ---------------------------
                                           1996            1995
                                       -----------     -----------
          Medicaid                     $ 8,248,590     $ 5,485,610
          Medicare                       7,943,371       5,088,571
          Other third-party payors       3,139,919         697,402
          Patients                       1,225,040          10,884
                                       -----------     -----------
                                       $20,556,920     $11,282,467
                                       -----------     -----------
                                       -----------     -----------

The allowance for doubtful accounts was approximately $1,000,000 and $0 as of June 30, 1996 and 1995, respectively.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.   NOTE RECEIVABLE:

On February 7, 1996, the Company loaned $500,000 to an unaffiliated company. The note, plus interest at 9% per annum, is due on February 7, 1997 and is collateralized by a first lien on a 38-bed nursing home in Atlanta, Georgia.


6.   CHANGE IN ACCOUNTING FOR SUPPLIES INVENTORY:

During the year ended June 30, 1996, the Company changed methods of accounting for facility supplies inventory from expensing when purchased to capitalizing and expensing as used. The Company believes that this change is preferable in the circumstances because it more closely matches inventory costs with net patient service revenue. In connection with the capitalization of facility supplies inventory at June 30, 1996, the Company recorded additional inventory and reduced supplies expense by approximately $1.8 million, of which approximately $600,000 related to inventory on hand as of June 30, 1995. Accordingly, the cumulative effect of this change in accounting principle on beginning retained earnings has been shown, net of tax, as a separate component of the statement of operations for the year ended June 30, 1996.

Although the cumulative effect on retained earnings at June 30, 1995 resulting from the change can be determined, the pro forma effects of retroactive application cannot be computed for individual prior periods. Accordingly, net income and income per common share computed on a pro forma basis have not been presented for the years ended June 30, 1995 and 1994.


7.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

                               Estimated
                                Useful
                                 Lives         1996            1995
                               ---------   ------------     -----------
Land                               --      $  7,432,502     $ 2,237,133
Buildings                          30        85,615,764      28,917,590
Equipment                         5-10       12,216,740       5,702,897
Leasehold improvements            5-10        2,193,227       1,110,666
Buildings and equipment under
  capital leases                  5-30        8,111,801            -
                                  ----     ------------     -----------
                                            115,570,034      37,968,286
Less accumulated depreciation                 8,517,213         990,968
                                           ------------     -----------
                                            107,052,821      36,977,318
Construction in progress                      7,629,261         256,188
                                           ------------     -----------
Net property and equipment                 $114,682,082     $37,233,506
                                           ------------     -----------
                                           ------------     -----------

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.  PROPERTY AND EQUIPMENT, continued:

Construction in progress, consisting of the development of four facilities, includes approximately $605,000 and $4,600 of capitalized interest costs as of June 30, 1996 and 1995, respectively.

Substantially all property and equipment is pledged as collateral for long-term debt.

8.   DEFERRED LEASE AND LOAN COST:

In connection with the execution of certain lease transactions and financing of acquisitions, the Company incurred lease and loan commitment fees, which are included in deferred lease and loan costs in the accompanying balance sheets, as follows:
                                                       June 30,
                                               -------------------------
                                                  1996           1995
                                               ----------    -----------
          Lease cost:
               Affiliated                      $  500,000     $  500,000
               Non-affiliated                   1,801,619      1,283,149

          Loan cost:
               Affiliated                         410,000        410,000
               Non-affiliated                   5,800,288      1,897,403
                                               ----------     ----------
                                                8,511,907      4,090,552
          Less accumulated amortization           846,016        358,355
                                               ----------     ----------
          Net deferred lease and loan cost     $7,665,891     $3,732,197
                                               ----------     ----------
                                               ----------     ----------
9.   SHAREHOLDERS' EQUITY:

STOCK PURCHASE WARRANTS

In prior years, the Company issued warrants to an investment banker and consultants to purchase 1,137,899 shares of its common stock at prices ranging from $1.554 to $6.543 per share. All exercise prices approximated the market price at the date of grant. The warrants were exercisable at varying dates through June 1998. During the year ended June 30, 1996, the Company issued 799,090 shares of its common stock in exchange for the cancellation of all of these warrants.

The Company has issued Class A warrants in connection with a private offering and Class B and Class C warrants in connection with an offer to Class A warrant holders to convert their warrants. The Class A and C warrants are exercisable at $.864 per share of common stock and the Class B warrants are exercisable at $5.442 per share of common stock. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days written notice in the event certain listing and registration requirements are achieved, and the closing bid price of the common stock exceeds $7.00 per share for the Class A and Class C Warrants, and $10.00 per share for the Class B

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  SHAREHOLDERS' EQUITY, continued:

Warrants, for 20 of 30 consecutive trading days.   During the year ended June
30, 1996, Class A and Class C Warrants were exercised to purchase approximately 402,541 shares of common stock and Class B Warrants were exercised to purchase approximately 50,853 shares of common stock. As of June 30, 1996, there were Class A and Class C warrants outstanding which entitles the holders to purchase 377,964 shares of common stock and Class B warrants outstanding which entitles the holders to purchase 392,116 shares of common stock.

STOCK OPTIONS

In December 1993, the Company adopted the 1993 Stock Option Plan (the "Plan"). A total of 1,682,625 shares of the Company's common stock have been reserved for issuance under the Plan. Under the Plan, options are granted at an exercise price of not less than 100% of the fair market value of the shares on the date of grant. Certain options are exercisable immediately, while others are subject to vesting provisions as specified by the Board of Directors on the date of grant. Each option grant under the Plan automatically expires ten years after the date of grant or at such earlier time as may be determined by the Board of Directors.

Stock option transactions are summarized as follows:

                                                Exercise Price
                                   Shares          Per Share
                                  ---------     --------------
     Balance at June 30, 1993          -              -
          Granted                   882,110     $4.65 - $ 6.75
                                  ---------     --------------
     Balance at June 30, 1994       882,110      4.65 -   6.75
          Granted                   228,113      6.46 -   8.57
                                  ---------     --------------
     Balance at June 30, 1995     1,110,223      4.65 -   8.57
          Granted                   478,800      9.76 -  10.24
          Exercised                 (22,076)     4.65 -   9.76
          Canceled                  (68,579)     4.65 -   9.76
                                  ---------     --------------
     Balance at June 30, 1996     1,498,368     $4.65 - $10.24
                                  ---------     --------------
                                  ---------     --------------
PREFERRED STOCK

As of June 30, 1996, the Company has authorized 40,000,000 shares of preferred stock and has designated the following series of preferred stock:

  -  SERIES AA REDEEMABLE CONVERTIBLE PREFERRED STOCK

300,000 shares of Series AA Redeemable Convertible Preferred Stock are authorized. These shares were issued in connection with the acquisition of a majority interest in Contour. Holders of the Series AA Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends of $1.00 per share (10%) annually, and are convertible into common stock at any time at the

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  SHAREHOLDERS' EQUITY, continued:

rate of 5.5125 shares of common stock for each six shares of Series AA Redeemable Convertible Preferred Stock. Each share is entitled to one vote and has a preferred rate of $10.00 per share upon voluntary or involuntary liquidation, dissolution, or winding up of affairs of the Company.

The Company may redeem shares of Series AA Redeemable Convertible Preferred Stock, in whole or in part, at any time at its option at a price of $10.00 per share plus any unpaid dividends (the "Redemption Price"). In addition, to the extent that such funds are legally available, the Company is required to redeem, at the Redemption Price, at least 20% of each holder's initial number of shares of Series AA Redeemable Convertible Preferred Stock by September 30, 1995; 40% by September 30, 1996; 60% by September 30, 1997; 80% by September 30, 1998; and 100% by September 30, 1999. In the event that a holder of Series AA Redeemable Convertible Preferred Stock shall have converted a portion of his shares into common stock, such converted shares shall be counted toward the redemption requirement and shall be deemed redeemed for the purposes of the mandatory redemption requirement.

In addition, in the event that the Company fails to pay any dividend on the Series AA Redeemable Convertible Preferred Stock within 30 days of the due date, the Company is required to redeem all of the outstanding Series AA Redeemable Convertible Preferred Stock. During the year ended June 30, 1996, the Company redeemed 60,000 shares of Series A Redeemable Preferred Stock.

  -   SERIES A CONVERTIBLE PREFERRED STOCK

2,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, are authorized. Each share is entitled to 10 votes and has a preference rate of $.01 per share with no dividend rights.

750,000 shares of Series A Preferred Stock were issued in connection with the RCA merger and converted into common stock in 1994 and 1995.

  -  SERIES C CONVERTIBLE PREFERRED STOCK

1,000,000 shares of Series C Convertible Preferred Stock are authorized. Each share is entitled to one vote per share and had a preference rate of $1.00 per share with no dividend rights.

The shares of Series C Convertible Preferred Stock were converted in 1994 into common stock.

  -  SERIES E CONVERTIBLE PREFERRED STOCK

1,000,000 shares of Series E Convertible Preferred Stock are authorized.
These shares were sold in an offering to foreign investors in April 1996 at $10.00 per share. Holders of the Series E Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E Preferred Stock are convertible into shares of common stock at a conversion price of $12.4025 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00).

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  SHAREHOLDERS' EQUITY, continued:

At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series E Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. As of June 30, 1996, 57,500 shares of Series E Convertible Preferred Stock had been converted into 54,516 shares of common stock.

TREASURY STOCK

In November 1995, the Company purchased and retired 15,000 shares of its
common stock at an aggregate cost of $153,920.   In December 1995, the Company
purchased 10,000 shares of its common stock at an aggregate cost of $120,120.


10.  LONG-TERM DEBT:

Long-term debt at June 30, 1996 and 1995 is summarized as follows:

                                                         1996         1995
                                                    ------------  -----------
Non-affiliates:
     Notes payable to a real estate investment
       trust ("REIT")                               $ 39,848,938  $12,930,347
     Industrial development revenue bonds             20,066,000    9,345,000
     Municipal revenue bonds                          18,170,000   13,350,000
     Housing development mortgage revenue bonds       21,750,000    1,660,000
     Notes payable to banks
       (8.5% or prime plus 1% to 10% due
       through 2003)                                   4,548,160    2,966,065
     Capitalized lease obligations                     8,048,581         -

Affiliates:
     Note payable to an affiliate (12% due on
       July 31, 1996)                                       -       1,000,000

     Less discount on bonds payable                         -         184,518
                                                    ------------  -----------
                                                     112,431,679   41,066,894
Less current maturities                                2,055,880    8,640,871
                                                    ------------  -----------
                                                    $110,375,799  $32,426,023
                                                    ------------  -----------
                                                    ------------  -----------

Future maturities of debt and capital lease obligations are as follows:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.  LONG-TERM DEBT, Continued:

                                        Capital
   Year                                  Lease          Debt         Total
----------                            -----------  ------------  ------------
   1997                               $   989,657  $  1,986,380  $  2,976,037
   1998                                 3,859,557     4,377,081     8,236,638
   1999                                   656,240     2,364,807     3,021,047
   2000                                   662,136     2,840,171     3,502,307
   2001                                   667,960     2,866,566     3,534,526
Thereafter                              7,317,105    89,948,093    97,265,198
                                      -----------  ------------  ------------
Total                                  14,152,655   104,383,098   118,535,753

Less amount representing imputed
 interest at ll% to 12%                 6,104,074          -        6,104,074
                                      -----------  ------------  ------------
Total obligations                     $ 8,048,581  $104,383,098  $112,431,679
                                      -----------  ------------  ------------
                                      -----------  ------------  ------------

The notes payable to the REIT consist of mortgage notes on eight facilities. Principal amounts are amortized over a 25-year period with monthly installments payable through 2008. Interest ranges on these notes from 9.75% to 11.25% and increases annually at rates ranging from 0.1% to 0.25%. The notes are collateralized by property and equipment of the eight facilities.

The industrial development revenue bonds consist of bonds on two facilities: a retirement community located in San Destin, Florida and Atrium, a nursing and retirement community located in Jacksonville, Florida. The San Destin facility serves as collateral for $9,225,000 of bonds payable to the Walton County Industrial Development Authority. Principal payments range from $120,000 to $1,000,000 annually through 2017 and interest accrues at 10.5%. The Atrium facility serves as collateral for three City of Jacksonville Industrial Development Revenue Refunding bonds totaling $10,841,000. Principal payments range from $150,000 to $370,000 annually through 2024 and interest accrues at rates ranging from 6.38% to 11.5%.

The housing development mortgage revenue bonds include approximately $18,525,000 of bond debt assumed by the Company in connection with the acquisition of Encore. The bond debt, which is collateralized by property and equipment of four facilities, includes Okaloosa County, Florida Retirement Rental Housing Revenue Series A bonds totaling $8,425,000 with semi-annual interest payments at 10.75% due in 2003 and Ohio Rental Housing Revenue Series A bonds totaling $10,000,000 with semi-annual interest at 10.38% due in 2009. The remainder of the housing development mortgage revenue bonds consist of bonds totaling $3,225,000 collateralized by two facilities with interest ranging from 8% to 11.0%. The housing development mortgage revenue bonds require annual principal payments ranging from $10,000 to $2,000,000.

The municipal revenue bonds, which are collateralized by property and equipment of five facilities and require annual principal payments ranging from $15,000 to $540,000, consist of the following:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.  LONG-TERM DEBT, Continued:

  - Dade City, Florida Series A and B bonds totaling $6,455,000, with principal payments due through 2025 and interest ranging from 6.75% to 8%.

  - Highland County Series A and B bonds totaling $4,275,000, with principal payments due through 2024 and interest ranging from 8.5% to 9.5%.

  - City of Dublin Series A and B bonds totaling $2,780,000, with principal payments due through 2024 and interest ranging from 8.5% to 10.5%.

  - Rome-Floyd County Development Authority Revenue Series A and B bonds totaling $2,760,000, with principal payments due through 2011 and interest rates ranging from 7.5% to 9.5%.

  - Americus-Sumter Series A and B bonds totaling $1,900,000, with principal payments due through 2026 and interest rates ranging from 8.0% to 10.25%.


11.  LINES OF CREDIT:

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings under the lines of credit totaled $5,075,000 and $1,750,000 for the years ended June 30, 1996 and 1995, respectively. Total borrowings against the lines of credit were $3,556,535 and $1,745,316 at June 30, 1996 and 1995, respectively, which have been included in long-term debt. Included in these amounts were borrowings of $2,100,000 and $1,745,316 at June 30, 1996 and 1995, respectively, which have been included in long-term debt.


12.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases nursing homes and retirement care facilities from unaffiliated entities (in addition to leasing one nursing home from an affiliated entity). The lease agreements commenced on various dates with terms extending through February 2016. The Company has options to extend most of the leases for an additional five to ten years. The Company also leases certain facilities under agreements classified as capital leases. These agreements include purchase options exercisable at the Company's discretion during, or at the end of, each of the lease terms. The capital lease agreements commenced on various dates with terms extending through January 2006.

Included in the above agreements are three leases whereby a sale to the lessor preceded the lease agreement ("sale/leaseback transaction"). The Company has accounted for two of these sale/leaseback transactions as sales with no gains or losses recognized on the transactions. The remaining sale/leaseback transaction was capitalized and included a deferred gain of $381,370 to be amortized over the term of the lease. Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.  COMMITMENTS AND CONTINGENCIES, Continued:

                  Year                      Amount
               -----------               -----------
                  1997                   $ 7,958,940
                  1998                     7,733,171
                  1999                     6,332,600
                  2000                     6,181,636
                  2001                     6,247,504
               Future years               26,890,709
                                         -----------
               Total                     $61,344,560
                                         -----------
                                         -----------
The Company's rental expense under operating leases for nursing homes and retirement care facilities amounted to approximately $5,890,000, $5,750,000 and $3,000,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Company leases office space under a noncancelable operating lease which expires in October 2000. At June 30, 1996, minimum future rental payments under the noncancelable lease were as follows:

                      Year              Amount
                   -----------         --------
                      1997             $303,647
                      1998              325,450
                      1999              341,680
                      2000              358,670
                      2001              120,508

Total amounts paid for rental of office facilities totaled approximately $305,000, $60,000 and $35,000 for the years ended June 30, 1996, 1995 and
1994, respectively.

OTHER

The Company has guaranteed the debt of two facilities owned by affiliates totaling approximately $6,000,000. Additionally, the Company has guaranteed 20% of the debt on five facilities owned by unaffiliated entities totaling $9,370,000 that are currently operated by the Company under operating leases.

The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has charged penalties and interest in connection with the alleged underpayments. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. The Company has estimated in the accompanying financial statements amounts for ultimate settlement of this dispute. The Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.  INCOME TAXES:

The components of the provision for income taxes were as follows:

                                                 Year ended June 30,
                                         ----------------------------------
                                            1996        1995        1994
                                         ----------  ----------  ----------
Current:
     Federal                             $3,918,693  $2,659,000  $1,630,900
     State                                  686,500     499,000     287,820
                                         ----------  ----------  ----------
                                          4,605,193   3,158,000   1,918,720
                                         ----------  ----------  ----------
Deferred:
     Federal                                (80,660)    221,928     (77,600)
     State                                  (68,226)     39,164     (13,637)
                                         ----------  ----------  ----------
                                           (148,886)    261,092     (91,237)
                                         ----------  ----------  ----------
          Total income tax provision     $4,456,307  $3,419,092  $1,827,483
                                         ----------  ----------  ----------
                                         ----------  ----------  ----------

The income tax provision is included in the statements of operations as follows:

                                          1996          1995          1994
                                       ----------    ----------    ----------
Income before cumulative effect of
 change in accounting principle        $4,228,307    $3,419,092    $1,827,483

Cumulative effect of change in
 accounting principle                     228,000          -             -
                                       ----------    ----------    ----------
                                       $4,456,307    $3,419,092    $1,827,483
                                       ----------    ----------    ----------
                                       ----------    ----------    ----------

Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. The sources of the temporary differences and their effect on the net deferred tax liability at June 30, 1996 and 1995 are as follows:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.  INCOME TAXES, Continued:

                                                        1996          1995
                                                     ----------    ----------
Deferred tax assets:
 Provision for losses on accounts receivable         $  379,600    $     -
 Worker's compensation accrual                           66,430
 Deferred gain                                           99,216       120,590
                                                     ----------    ----------
    Total deferred tax assets                           545,246       120,590

Deferred tax liabilities:
 Property and equipment                               1,434,719       255,090
 Equity in undistributed earnings of subsidiaries       115,190          -
                                                     ----------     ---------
    Total deferred tax liabilities                    1,549,909       255,090
                                                     ----------     ---------
    Net deferred tax liabilities                     $1,004,663     $ 134,500
                                                     ----------     ---------
                                                     ----------     ---------

The provision for income taxes for the year ended June 30, 1996 varies from the amount determined by applying the Federal statutory rate to pretax income as a result of the following:

Income tax expense at federal statutory rate         $3,409,045
Nondeductible tax penalties                             417,658
State income taxes, net of federal tax benefit          384,864
Dividend exclusion of subsidiary earnings                59,464
Other                                                   185,276
                                                     ----------
                                                     $4,456,307
                                                     ----------
                                                     ----------

The primary difference between the actual income tax rate of approximately 40% and 39% for the years ended June 30, 1995 and 1994, respectively, and the Federal income tax rate of 34% is the amount paid for state income taxes.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS AND INVESTMENTS:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value because of the short maturity of these instruments.

MARKETABLE EQUITY SECURITIES

The carrying amount reported in the balance sheet for marketable equity securities approximates fair value. All marketable equity securities are

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


14. FAIR VALUES OF FINANCIAL INSTRUMENTS AND INVESTMENTS, Continued:

classified as "available for sale" for accounting purposes and, therefore, are carried at fair value with unrealized gains and losses recorded directly in equity. There were no significant unrealized gains or losses at June 30, 1996.

SHORT- AND LONG-TERM DEBT

The fair value of all debt has been estimated based on the present value of expected cash flows related to existing borrowings discounted at rates currently available to the Company for debt with similar terms and remaining maturities.

The cost basis and estimated fair values of the Company's financial instruments at June 30 are as follows:
                                                    June 30, 1996
                                            -----------------------------
                                             Carrying             Fair
                                              Amount              Value
Financial assets:
     Cash and cash equivalents              $    45,365      $     45,365
     Marketable equity securities                33,645            33,645

Financial liabilities:
     Short-term debt                          3,512,415         3,512,415
     Long-term debt                         110,375,799       111,117,000

As of June 30, 1995, the carrying amount of all financial instruments approximated fair value.


15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In connection with the purchase of Contour in September 1994, the Company issued $1,000,000 of common stock, and $3,000,000 of redeemable convertible preferred stock. Total assets and liabilities acquired were $5,146,493 and $1,146,493, respectively.

In June 1995, the Company acquired for $4,488,000 through foreclosure a 116-unit property which secured bonds that the Company held.

Total debt of $20,830,000 was incurred during the year ended June 30, 1995, to purchase property and equipment totaling $17,825,642, pay loan costs of $1,004,358, and pay off an existing note for $2,000,000.

As described in Note 2, the Company acquired certain businesses during 1996. The fair value of assets acquired was $67,155,500 and the fair value of liabilities assumed was $40,957,647 which resulted in net cash payments of $26,197,853.

Total debt of $10,200,000 was incurred during the year ended June 30, 1994 to purchase property and equipment totaling $7,736,490, pay loan costs of $429,483 and fund bond reserves of $2,034,027.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, Continued:

Through the acquisition of a company in December 1993, the Company recorded $500,000 as goodwill and additional paid-in capital in 1995 based on the fair value of 105,000 shares of common stock issued in connection with the conversion of Series D preferred stock.

In conjunction with the Series C preferred stock conversion in September 1993, $833,000 of preferred stock was capitalized as $87 in common stock and $832,913 in additional paid-in capital.

Cash paid for interest during the years ended June 30, 1996, 1995 and 1994 was $6,561,954, $1,172,883 and $11,172, respectively.

Cash paid for income taxes during the years ended June 30, 1996, 1995 and 1994 was $3,561,089, $829,292 and $1,360,720, respectively.

Dividends on preferred stock of $15,000 were accrued but not paid at June 30, 1996.

During 1996, approximately $8,112,000 of lease assets and obligations were capitalized.


16.  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of June 30:

                                           1996                1995
                                        ----------          ----------
     Payroll and payroll taxes          $3,152,795          $1,936,927
     Interest                            1,872,658             452,173
     Other                               2,517,678             795,133
                                        ----------          ----------
          Total                         $7,543,131          $3,184,233
                                        ----------          ----------
                                        ----------          ----------

17.  EMPLOYEE RETIREMENT PLAN:

During the year ended June 30, 1996, the Company company established a defined contribution retirement plan. Employees qualify for the plan upon the completion of three months of service with the Company and reaching the age of twenty-one. Company contributions to the plan represent a matching percentage of certain employee contributions. The matching percentage is subject to management's discretion based upon consolidated financial performance. For the year ended June 30, 1996, the Company has not made any contributions to the plan.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


18.  BUSINESS SEGMENT INFORMATION:

Retirement Care Associates, Inc. and Subsidiaries is a long-term health care provider which engages in two distinct business segments. The Retirement Care Associates entity operates and manages nursing homes and retirement facilities throughout the Southeast. As of June 30, 1996, approximately 10,400 beds were owned or operated by this entity.

The Contour entity manufacturers a full line of orthopedic care and rehabilitation products and distributes them to nursing facilities throughout the Southeast. The Contour entity was acquired in 1995. The following represents business segment information for the years ended June 30, 1996 and 1995.

                                                    1996          1995
                                                ------------   -----------
     Operating revenues:
          Retirement Care Associates            $124,951,954   $76,656,829
          Contour Medical                          9,059,415     3,617,439
                                                ------------   -----------
                                                $134,011,369   $80,274,268
                                                ------------   -----------
                                                ------------   -----------
     Depreciation and amortization expense:
          Retirement Care Associates            $  2,623,194   $ 1,051,842
          Contour Medical                            600,349        76,341
                                                ------------   -----------
                                                $  3,223,543   $ 1,128,183
                                                ------------   -----------
                                                ------------   -----------
     Identifiable assets:
          Retirement Care Associates            $167,159,896   $72,644,179
          Contour Medical                         12,397,751     7,613,367
                                                ------------   -----------
                                                $179,557,647   $80,257,546
                                                ------------   -----------
                                                ------------   -----------
     Capital expenditures:
          Retirement Care Associates            $  8,076,988   $ 5,763,553
          Contour Medical                            749,163       316,057
                                                ------------   -----------
                                                $  8,826,151   $ 6,079,610
                                                ------------   -----------
                                                ------------   -----------

19.  SUBSEQUENT EVENT:

Subsequent to year end, the Company entered into a series of transactions with Winter Haven, Gordon Jensen Health Care Association, Inc. ("Gordon Jensen"), National Assistance Bureau, Inc. ("NAB"), Southeastern Cottages, Inc. ("Southeastern"), Chamber Health Care Society, Inc. ("Chamber"), and Senior Care, Inc. ("Senior"); all are entities which principal shareholders of the Company either own or control. The result of the transactions was to eliminate all notes receivable and advances due to the Company from affiliates.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


19.  SUBSEQUENT EVENT, Continued:

The following is a summary of the transactions:

  - Winter Haven assumed the liability for all amounts, totaling $2,426,487, due to the Company from NAB, Southeastern, Chamber and Senior.

  - On October 14, 1996, Winter Haven sold to the Company two retirement facilities for their fair value, based on independent appraisal, totaling $19,200,000. The facilities were acquired by the Company subject to bond debt of $7,670,000, resulting in debt due to Winter Haven from the Company of $11,530,000. As part of the sales agreement, the Company and Winter Haven agreed that the debt of $11,530,000 would be applied to eliminate the receivable, totaling $11,214,320, due to the Company by Winter Haven.

  - On September 27, 1996, Gordon Jensen contributed to the treasury of the Company 400,000 shares of stock in the Company which had a fair market value of $3,000,000. This transaction results in the elimination of the debt, totaling $2,982,000, due to the Company by Gordon Jensen and a reduction of stockholders' equity of the Company by $3,000,000.

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of RCA.

During the period from September 26 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lessor of (a) $9.6525 or 110% of the average closing bid price for the twenty consecutive trading days commencing September 30, 1996, whichever is lower, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated:  October 15, 1996             By /s/ Chris Brogdon
                                        Chris Brogdon, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                   Date


/s/ Chris Brogdon            President and Director     October 15, 1996
Chris Brogdon


/s/ Edward E. Lane           Secretary and Director     October 15, 1996
Edward E. Lane


/s/ Darrell C. Tucker        Treasurer (Chief Finan-    October 15, 1996
Darrell C. Tucker            cial Officer and Prin-
                             cipal Accounting Officer)
                             and Director


/s/ Julian S. Daley          Director                   October 15, 1996
Julian S. Daley


-------------------------    Director                   October __, 1996
Harlan Mathews