Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1996-10-28
CIK 798540

PAGE

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
                             AMENDMENT NO. 1 TO

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  June 30, 1996

             OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File No. 1-14114

                       RETIREMENT CARE ASSOCIATES, INC.
      -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           COLORADO                                     43-1441789
-------------------------------                  ------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identi-
Incorporation or Organization)                      fication Number)

          6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia  30328
   -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (404) 255-7500

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------      -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:  None.

                                    PART III



ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The Directors and Executive Officers of the Company are as follows:

      NAME            AGE             POSITION AND OFFICES HELD
-----------------     ---        -------------------------------------------
Chris Brogdon         47    President and a Director since October 1991

Edward E. Lane        60    Secretary and a Director since October 1991

Darrell C. Tucker     38         Treasurer since November 1993, and a
                                 Director since November 1991

Julian S. Daley       69         Director since November 1993

Harlan Mathews        69         Director since July 1996

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has no Nominating Committee, but does have a Compensation Committee and an Audit Committee.

     The Compensation Committee consists of Julian S. Daley and Harlan Mathews. The Compensation Committee reviews the compensation arrangements for each of the Company's Executive Officers and makes recommendations to the Board of Directors.

     The Audit Committee consists of Julian S. Daley and Harlan Mathews. The Audit Committee reviews audit plans, reports on material changes in accounting principles and audit reports.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     CHRIS BROGDON - PRESIDENT AND A DIRECTOR. Mr. Brogdon has served as President and a Director of the Company since October 1991. He also served as Treasurer of the Company from October 1991, to November 1993. He served as Secretary of Capitol Care from October 1990, until it was merged into the Company in November 1992, and now serves in these same capacities with Capitol Care. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. These two companies either own or operate pursuant to long-term leases with options to purchase, or are the sole or managing general partner of limited partnerships that own or lease, a total of five properties. Mr. Brogdon also serves as a Director of Contour Medical, Inc., a publicly-held company, of which the Company is a majority shareholder, and Perennial Development Corporation, a publicly-held
                               -2-
company of which the Company is a minority shareholder. Mr. Brogdon devotes approximately 95% of his time to the business of the Company.

     EDWARD E. LANE - SECRETARY AND A DIRECTOR. Mr. Lane has served as Secretary and a Director of the Company since October 1991. Mr. Lane attended the University of Iowa from 1954 to 1958. From 1961 until 1968, he was self-employed as Gene Lane & Associates where he was engaged in industrial financing with municipal tax exempt bonds. From 1968 until 1971, he was employed by the investment banking firm of Johnson, Lane, Space, Smith & Co. in Atlanta, Georgia. From 1972 until 1984, he was self-employed as Gene Lane & Associates where he was involved with private investment banking principally in the areas of municipal and industrial finance. In 1984, he was involved in the creation of the full service investment banking firm of Lane, McNally & Jackson where he was a principal until the firm was sold and merged into Bay City Securities, Inc. in 1987. In 1988, Mr. Lane co-founded Winter Haven Homes, Inc. to acquire defaulted retirement centers and nursing homes. Mr. Lane also serves as President and a Director of Gordon Jensen Health Care Association, Inc., a nonprofit corporation that owns eight nursing homes and personal care facilities and National Assistance Bureau, Inc., a nonprofit corporation that owns two health care facilities. Mr. Lane is also a Director of Contour Medical, Inc., a publicly-held company, of which the Company is a majority shareholder. Mr. Lane devotes approximately 95% of his time to the business of the Company.

     DARRELL C. TUCKER - TREASURER AND A DIRECTOR. Mr. Tucker has been a Director of the Company since November 1991, and Treasurer since November 1993. Mr. Tucker has also served as President of the Company's Capitol Care subsidiary since November 1992. He also served as President of Capitol Care from October 1990, until it was merged into the Company in November 1992.
From July 1990 to October 1990, he was a consultant to Winter Haven Homes, Inc., an affiliate of the Company. From September 1988, to July 1990, he was a risk manager for Pruitt Corporation where he was involved in insurance management for 30 long-term health care facilities. From April 1987 to August 1988, he was Chief Financial Officer for Allgood Health Care, Inc. which managed 12 nursing home facilities. Mr. Tucker received a Bachelors Degree in Accounting from the University of Georgia in 1980. Mr. Tucker is also a Director of Contour Medical, Inc., a publicly-held company, of which the Company is a majority shareholder. Mr. Tucker devotes his full time to the business of the Company.

     JULIAN S. DALEY - DIRECTOR.  Mr. Daley has been a Director of the
Company since November 1993. Since 1975, he has been a real estate broker and developer in Atlanta, Georgia. From 1969 to 1975, he was engaged in financial analysis of companies in the Southeastern United States for Reynolds Securities, Inc. (1969 to 1974) and Fundamental Service Corporation (1974 to
1975). From 1950 to 1969, he was a senior financial analyst with Courts & Co. in Atlanta, Georgia. Mr. Daley received a B.B.A. Degree from the University of Georgia in 1950.

     HARLAN MATHEWS - DIRECTOR. Mr. Mathews has been a Director of the Company since July 1996. Since 1994 he has been a partner in the law firm of Farris, Mathews, Gilman, Branan & Hellen, P.L.C., in Nashville, Tennessee. From 1993 to 1994, he served as a United States Senator from the State of Tennessee. From 1987 to 1993, he was Deputy to the Governor of Tennessee and Cabinet Secretary. From 1974 to 1987, Mr. Mathews was Treasurer of the State of Tennessee. He received a Bachelor's Degree in Business from Jacksonville State University in Alabama in 1949 and a Master's Degree in Public

Administration from Vanderbilt University in 1950. Mr. Mathews received a law degree from the Nashville School of Law in 1962. Mr. Mathews currently serves as a Director of Murra Guard, Inc., a publicly-held company based in Jackson, Tennessee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, the following persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year: Chris Brogdon and Connie Brogdon each filed one Form 5 late which reported six late Form 4 transactions, filed one Form 4 late reporting two transactions, and reported three transactions late by amendments to the Form 4 filings. Edward
E. Lane filed one Form 5 late which reported six late Form 4 transactions, and reported three transactions late by amendments to Form 4 filings. Darrell C. Tucker, Michael P. Traba and Julian S. Daley each filed one Form 4 late reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the fiscal year ended June 30, 1996, 1995 and 1994:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
COMPENSATION
                    ANNUAL COMPENSATION                   AWARDS
PAYOUTS
                                                              SECURI-
                                                                TIES
                                                              UNDERLY-
                                           OTHER       RE-      ING
  ALL
                                           ANNUAL   STRICTED  OPTIONS/
 OTHER
NAME AND PRINCIPAL                         COMPEN-    STOCK     SARs    LTIP
COMPEN-
    POSITION        YEAR   SALARY  BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS
SATION
------------------  ----  -------- -----  --------  --------  -------- -------
-------

Chris Brogdon,      1996  $171,000  -0-      -0-     -0-      105,000    -0-
 -0-
 President          1995  $ 90,000  -0-      -0-     -0-        -0-      -0-
 -0-
                    1994  $ 30,000  -0-      -0-     -0-      289,406    -0-
 -0-

Darrell C. Tucker,  1996  $234,103  -0-    $14,400   -0-       52,500    -0-
$2,000
 President of                                <FN1>
 <FN2>
 Subsidiary         1995  $160,000  -0-    $ 6,000   -0-        -0-      -0-
$  665
                                             <FN1>
 <FN2>
                    1994  $120,000 $20,000 $ 6,000   -0-      115,764    -0-
$  600
                                             <FN1>
 <FN2>
_____________________

<FN1>
Represents an automobile allowance paid to Mr. Tucker.

<FN2>
Represents amounts paid for a term life insurance policy for Mr. Tucker.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES        VALUE OF
                                             UNDERLYING       UNEXERCISED
                       SHARES                UNEXERCISED      IN-THE-MONEY
                      ACQUIRED               OPTIONS/SARs     OPTIONS/SARs
                         ON                   AT FY-END        AT FY-END
                      EXERCISE    VALUE      EXERCISABLE/     EXERCISABLE/
      NAME            (NUMBER)   REALIZED   UNEXERCISABLE    UNEXERCISABLE
-----------------     --------   --------   -------------    --------------

Chris Brogdon           -0-        -0-       394,406 / 0     $1,968,586 / 0
Darrell C. Tucker       -0-        -0-       168,264 / 0     $  800,444 / 0
Edward E. Lane          -0-        -0-       394,406 / 0     $1,968,586 / 0

     Effective July 1, 1995, Mr. Tucker entered into a two year employment agreement which will continue on a year-to-year basis thereafter unless either party decides to terminate prior to an annual renewal. Pursuant to the agreement he will receive an annual salary of $220,000 during the first year, $245,000 during the second year, and his salary will increase by 10% per year thereafter. Mr. Tucker also receives a $1,200 per month automobile allowance, a $1,000,000 term life insurance policy paid for by the Company, and full family health insurance paid for by the Company. He is also entitled to receive options to purchase 50,000 shares of common stock under the Company's stock option plan each year. However, such options will only be granted in years in which the Company increases its profits over the previous year's profit. Mr. Tucker has agreed that during the term of his employment, and for a period of two years thereafter he will not engage in the business of, or be employed by a business entity engaged in, the management of health care facilities in the areas in which the Company does business. Mr. Tucker has also agreed not to disclose any confidential information or trade secrets of the Company which he may acquire during the course of his employment.

     Until January 1, 1994, Edward E. Lane and Chris Brogdon received no salaries for their services as Officers of the Company and they received no other compensation, directly or indirectly, from the Company. Messrs. Lane and Brogdon have received compensation from Winter Haven Homes, Inc., which owns or controls three of the facilities which are currently managed by the Company. Some of this compensation is in the form of financial advisory fees which are earned by Messrs. Lane and Brogdon in connection with the financing related to the ownership of these facilities and the rest of the compensation is related to the fees derived by Winter Haven from its ownership and operation of the facilities.

     Effective January 1, 1994, Edward E. Lane and Chris Brogdon each received a salary of $60,000 per year for their services as Officers of the Corporation. Effective January 1, 1995, their salaries were each increased to $120,000 per year. Effective January 1, 1996, their salaries were each increased to $240,000 per year.

COMPENSATION OF DIRECTORS

     Commencing in the year ended June 30, 1994, outside Directors of the Company received $1,000 for each Board meeting attended. Effective July 1, 1996, outside Directors receive $500 per month. In addition, Directors are entitled to receive reimbursement for reasonable out-of-pocket expenses incurred by them in attending meetings of the Board of Directors.

STOCK OPTION PLAN

     In December, 1993, the Company's Board of Directors adopted the
Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The total number of shares of Common Stock subject to options under the 1993 Plan currently may not exceed 1,682,625, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. However, the Board of Directors has adopted an amendment to the 1993 Plan to increase the number of shares which may be issued upon the exercise of options granted under the 1993 Plan to 2,182,625, subject to shareholder approval of this amendment.

     The Board of Directors may amend the 1993 Plan at any time, provided that the Board may not amend the 1993 Plan to materially increase the number of shares available under the 1993 Plan, materially increase the benefits accruing to Participants under the 1993 Plan, or materially change the eligible class of employees without shareholder approval.

     As of June 30, 1996, options to purchase 1,498,368 shares of Common Stock were outstanding under the 1993 Plan to purchase exercisable at prices ranging from $4.647 to $10.238 per share. The exercise prices of all of the options granted under the 1993 Plan are at least equal to the market value of the Company's Common Stock on the date of grant.

     Included in options granted on December 14, 1993, are non-qualified stock options granted to Chris Brogdon and Edward E. Lane, Officers and Directors of the Company, to purchase 289,406 shares each; an incentive stock option granted to Darrell C. Tucker, an Officer and Director of the Company, to purchase 115,764 shares; and non-qualified stock options granted to Michael
P. Traba, a former Director, and Julian S. Daley, a Director of the Company, to purchase 11,576 shares each. These options are exercisable at $4.647 per share. Included in options granted on November 3, 1995, are non-qualified stock options granted to Chris Brogdon and Edward E. Lane to purchase 105,000 shares each; to Darrell C. Tucker to purchase 52,500 shares; and to Michael P.
Traba and Julian S. Daley to purchase 10,500 shares each.   These options are
exercisable at $9.762 per share.

     In July 1996, the Company granted non-qualified stock options to Julian
S. Daley and Harlan Mathews each to purchase 10,000 shares of common stock at $8.875 per share. In addition, the Company granted non-qualified stock options to Darrell C. Tucker to purchase 100,000 shares, and to two employees to purchase an aggregate of 125,000 shares, at an exercise price of $8.50 per share. The grant of the options exercisable at $8.50 per share is contingent on shareholder approval of the increase in the number of shares covered by the 1993 Plan.

EMPLOYEE RETIREMENT PLAN

     During the year ended June 30, 1996, the Company established a defined contribution retirement plan. Employees qualify for the plan upon the completion of three months of service with the Company and reaching the age of twenty-one. Company contributions to the plan represent a matching percentage of certain employee contributions. The matching percentage is subject to management's discretion based upon consolidated financial performance. For the year ended June 30, 1996, the Company did not make any contributions to the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of October 15, 1996, as to the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

   NAME AND ADDRESS              AMOUNT OF BENEFICIAL          PERCENTAGE
  OF BENEFICIAL OWNER                 OWNERSHIP                 OF CLASS
------------------------         --------------------          ----------
Chris Brogdon                   2,807,575 <FN1>               20.9%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Edward E. Lane                     2,654,241 <FN2>               19.7%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Darrell C. Tucker                    550,664 <FN3>                4.2%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Julian S. Daley                       45,176 <FN4>                0.3%
805 Edgewater Trail
Atlanta, GA  30328

Harlan Mathews                        10,000 <FN5>                0.1%
420 Hunt Club Road
Nashville, TN  37221

Connie Brogdon                     2,807,585 <FN6>               20.9%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

All Officers and Directors         6,067,656                     43.1%
as a Group (5 Persons)
_________________________

<FN1>
Includes 918,948 shares of Common Stock owned by Mr. Brogdon; 1,266,031 shares of Common Stock owned by Mr. Brogdon's wife, Connie Brogdon; 1,159 shares of Common Stock held by Mr. Brogdon's daughter; 226,031 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc. of which Mr. Brogdon's wife, Connie Brogdon, is a 50% owner; and 394,406 shares underlying stock options held by Mr. Brogdon.
<FN2>
Includes 2,033,804 shares of Common Stock owned by Mr. Lane; 226,031 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc. of which Mr. Lane is a 50% owner; and 394,406 shares underlying stock options held by Mr. Lane.
<FN3>
Includes 370,128 shares of Common Stock owned by Mr. Tucker, 12,268 shares held by Mr. Tucker's wife, and 168,268 shares underlying currently exercisable stock options held by Mr. Tucker.
<FN4>
Includes 1,103 shares held directly by Mr. Daley, 11,997 shares held by Mr. Daley's wife, and 32,076 shares underlying stock options held by Mr. Daley.
<FN5>
Represents 10,000 shares underlying stock options held by Mr. Mathews.
<FN6>
Includes 1,266,031 shares of Common Stock owned by Connie Brogdon; 919,948 shares of Common Stock owned by Mrs. Brogdon's husband, Chris Brogdon; 1,159 shares of Common Stock held by Mrs. Brogdon's daughter; 226,031 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc., of which Connie Brogdon is a 50% owner; and 394,406 shares underlying stock options held by her husband.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has agreements to provide management and accounting services for nursing homes and personal care facilities which are owned or controlled by entities which are owned or controlled by Officers, Directors and principal shareholders of the Company. As of October 17, 1996, the Company had agreements to manage 2 facilities owned or controlled by Winter Haven Homes, Inc. ("Winter Haven"); 8 facilities owned or controlled by Gordon Jensen Health Care Associates, Inc. ("Gordon Jensen"); 2 facilities owned or controlled by National Assistance Bureau, Inc. ("NAB"); one facility owned by Southeastern Cottages, Inc. ("SCI"); and 2 facilities owned by Chamber Health
Care Society, Inc. ("Chamber").   The Company previously managed a facility
owned by Senior Care, Inc. ("Senior Care"). Winter Haven is owned by a corporation which is owned 50% by Edward E. Lane, an Officer and Director of the Company, and 50% by Connie Brogdon, the wife of an Officer and Director of the Company. Gordon Jensen is a non-profit corporation of which Edward E. Lane is President. NAB is also a non-profit corporation of which Edward E. Lane is President and Chris Brogdon is Secretary/Treasurer. Chamber and Senior Care are non-profit corporations. Edward E. Lane is President and a director of Chamber. SCI is a corporation owned 50% by Chris Brogdon and 50% by Edward E. Lane.

     The agreements to provide management and accounting services to the affiliated entities are for periods of five years but are cancelable upon 60 days' notice by either party. The agreements provide for monthly fees ranging from $1,000 to $24,000 per facility and expire in 1998. During the fiscal year ended June 30, 1996, these agreements resulted in revenue to the Company of $3,472,900.

     The Company currently manages 14 facilities owned or controlled by affiliates of the Company, and as part of its duties, the Company also manages the cash and pays the bills for the facilities. In doing so, the Company maintains a cash management system where the deposits of all properties are swept into an investment account daily. The Company also advances working capital to these properties when needed. At June 30, 1996, aggregate amounts were due from the following entities: Winter Haven - $8,887,833; Gordon Jensen - $2,982,975; SCI - $679,144; NAB - $1,326,391; Chamber - $336,857;
Senior Care - $84,095; and other affiliates - $19,366. Subsequent to June 30, 1996, entities controlled by Winter Haven assumed the liabilities of NAB, SCI, Chamber and Senior Care.

     On October 14, 1996, Winter Haven sold two retirement facilities to the Company for their fair value, based on an independent appraisal, for a total purchase price of $19,200,000. These include the Jackson Oaks retirement facility in Jackson, Tennessee, which the Company previously leased, and the Cumberland Green retirement facility which the Company previously managed. The purchase prices for these facilities were $12,400,000 and $6,800,000, respectively. These facilities were acquired subject to total bond debt of $7,670,000, resulting in $11,530,000 due to Winter Haven, which was applied to eliminate the $11,214,320 owed to the Company by Winter Haven.

     On September 27, 1996, Gordon Jensen transferred 399,426 shares of the Company's Common Stock to the Company with a fair market value of $3,000,000 in exchange for the cancellation of its debt totaling $2,982,000. These shares were loaned to Gordon Jensen by Edward E. Lane, Chris Brogdon and Connie Brogdon.

     In February 1996, the Company purchased a 36-unit retirement facility known as Summers Landing-Cordele, from Gordon Jensen for $2,000,000.

     In May 1996, the Company leased the 60-bed Lake Forest Health Care Center from a partnership controlled by Winter Haven. The lease is for a period of 10 years at $25,000 per month.

     On June 30, 1996, the Company leased the 158-unit Jackson Oaks retirement facility from Winter Haven for a period of 15 years. The Company paid Winter Haven $50,000 per month under this lease. As noted above, Winter Haven subsequently sold this facility to the Company in October 1996 to retire a portion of its debt to the Company.

     On September 1, 1996, the Company leased the 58-unit Summer's Landing-Douglas facility from Gordon Jensen. The Company paid $300,000 to Gordon
Jensen on execution of the lease and is paying the debt service on an existing mortgage each month during the first year. During year two, there will be an additional payment of $500 per month; in year three - $750 per month; in year four - $1,000 per month; and in year five (and any extension of the lease) - $1,250 per month. The lease is for an initial term of five years, but the Company may extend the lease for additional terms of five years each.

     During the fiscal year ended June 30, 1996, the Company received fees of $150,000 from NAB in connection with locating financing for certain of its facilities.

     The Company has guaranteed the debts of two facilities owned by Winter Haven totaling approximately $6,000,000.

     On September 30, 1996, the Company leased the 101-unit (with 28 additional units under construction) retirement facility known as "The Renaissance - Titusville" in Titusville, Florida from a partnership controlled by Winter Haven for a period of 10 years. The Company has the right to extend the lease for an additional five year term. The Company paid Winter Haven $1,500,000 on execution of the lease, and will pay monthly rent equal to 1.1 times the debt service requirements on the facility. For the purposes of this calculation, the principal debt will not exceed $6,000,000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: October 28, 1996              By:/s/ Chris Brogdon
                                        Chris Brogdon, President