Form 10-Q
period 1996-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1996-11-19
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                For the Quarter Ended September 30, 1996

                       Commission File No. 1-14114

                      RETIREMENT CARE ASSOCIATES, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Colorado                                     43-1441789
------------------------------             ----------------------------------
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

                              Yes [ X ]   No [   ]

There were 13,474,995 shares of the Registrant's $.0001 par value Common Stock outstanding as of September 30, 1996.

               RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES

            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               September 30, 1996 and September 30, 1995 . . . . .      4

               Consolidated Statements of Operations
               (Unaudited) - Nine Months Ended
               September 30, 1996 and September 30, 1995 . . . . .      5

               Consolidated Balance Sheets - (Unaudited)
               September 30, 1996 and (Audited) June 30, 1995. . .    6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended September 30,
               1996 and September 30, 1995. . . .. . . . . . . . .      8

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .    9 - 10

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .   11 - 13

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     13

  Item 1.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 2.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 3.      None. . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 4.      None. . . . . . . . . . . . . . . . . . . . . . . .     14
  Item 5.      Other information . . . . . . . . . . . . . . . . .     14
  Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . .     14

               Signatures. . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K, Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1995, File No. 0-22168.

     The Financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements.

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                             September 30,    September 30,
                                                 1996             1995
REVENUES

Patient service revenue                      $41,984,567      $25,835,329
Medical supply revenue                        11,224,782        1,589,073
Management fee revenue:
  From affiliates                                796,500          797,502
  From others                                    137,546          110,377
Other operating revenue                          996,236          307,896

                                              55,139,631       28,640,177
EXPENSES

Cost of patient services                      30,480,566       16,044,110
Cost of medical supplies sold                  7,467,173        1,589,072
Lease expense                                  2,621,552        1,751,415
General and administrative                     9,606,489        4,455,581
Depreciation and amortization                  1,100,593          489,614
Interest                                       2,375,601          928,852

                                              53,651,974       25,258,644

INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES                                 1,487,657        3,381,533

Minority interest                               (195,000)         (37,548)

Income before income taxes                     1,292,657        3,343,985

Income taxes                                     491,210        1,285,265

NET INCOME                                   $   801,447      $ 2,058,720

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                   .06              .16

WEIGHTED AVERAGE SHARES OUTSTANDING           14,173,305       12,612,040

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
            SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1995

                                                Unaudited        Audited
                                               September 30,     June 30,
                                                  1996             1996
ASSETS

CURRENT

Cash and cash equivalents                      $  3,071,179   $     45,365
Accounts receivable                              29,394,478     20,556,920
Inventory                                         9,962,452      4,849,819
Deferred income taxes                               480,000        461,214
Note and accrued interest receivable                775,000        713,750
Restricted Bond Fund                              2,167,000      2,342,565
Prepaid expenses and other                        1,501,902      1,791,442

Total current assets                             47,352,011     30,761,075

PROPERTY AND EQUIPMENT                          136,010,446    114,682,082

OTHER ASSETS

Marketable equity securities                         33,645         33,645
Investments in unconsolidated affiliates            545,294        496,800
Deferred lease and loan costs                     9,977,419      7,665,891
Goodwill                                         12,012,468      3,976,675
Notes and advances due from non-affiliates        1,298,142      1,422,247
Notes and advances due from affiliates                 --       14,316,661
Restricted bond funds                             2,758,455      3,514,969
Other assets                                      3,519,953      2,687,602

Total other assets                               30,145,376     34,144,490

                                               $213,507,833   $179,557,647

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1996

                                                 Unaudited        Audited
                                               September 30,      June 30,
                                                   1996            1996

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                                $       --      $  1,456,535
Current maturities of long-term debt             15,867,557       2,055,880
Accounts payable                                 17,181,327      11,201,976
Accrued expenses                                  9,059,513       7,543,131
Income taxes payable                              2,425,877       3,889,809
Deferred gain                                        40,000          40,000

Total current liabilities                        44,574,274      26,187,331

Deferred gain                                       211,370         371,370
Deferred income taxes                             1,476,776       1,465,877
Long-term debt, less current maturities         120,754,966     110,375,799

Minority interest                                 5,211,411       4,068,147

Redeemable convertible preferred stock            2,400,000       2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 13,474,995
 and 12,145,875 shares outstanding                    1,047           1,215
 Preferred stock                                  6,674,500       8,765,250
 Additional paid-in capital                      35,661,752      26,972,655
 Retained earnings                               (3,413,668)       (929,877)
 Treasury stock                                     (44,595)       (120,120)

Total shareholders' equity                       38,879,036      34,689,123

Total liabilities and shareholders' equity     $213,507,833    $179,557,647

                      RETIREMENT CARE ASSOCIATES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                September 30,  September 30,
                                                    1996           1995
OPERATING ACTIVITIES
Net income                                      $    801,447   $ 2,058,720
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    1,100,593       489,614
  Amortization of deferred gain                     (160,000)      (10,000)
  Minority interest                                  195,000        37,728
  Deferred income taxes                               (7,887)       15,500
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                             (8,837,558)   (4,190,550)
  Inventory                                       (5,112,633)     (204,789)
  Prepaid expense and other assets                  (542,811)      633,412
  Accounts payable and accrued expenses            6,031,801     3,036,882
  Increase in deferred lease and loan costs             --        (615,750)

Cash provided by (used in) operating activities   (6,532,048)    1,250,797

INVESTING ACTIVITIES
Purchase of property and equipment               (22,178,364)   (8,622,131)
Issuance of notes receivable and
  advances to affiliates                          14,440,766    (1,645,903)
Investment in and advances to Atrium Ltd.               --        (972,873)
Restricted bond funds                                932,079          --
Changes in marketable equity securities                 --        (111,878)
Change in receivable                                 (61,250)      854,795
Deferred lease cost                               (2,562,121)         --
Investment in unconsolidated subsidiaries            (48,494)         --

Cash (used in) investing activities               (9,477,384)  (10,497,990)

FINANCING ACTIVITIES
Dividends on preferred stock                         (60,000)      (75,000)
Net proceeds from issuance of:
  Line of credit                                  (1,456,535)         --
  Common stock                                          --         257,989
  Long-term debt                                  17,547,565     8,436,000
  Preferred Stock                                  6,598,179          --
  Payments on long-term debt                        (444,250)   (1,729,693)
  Purchase and retirement of common stock         (3,149,713)         --

Cash provided by financing activities             19,035,246     6,889,296

Net increase (decrease) in cash and
  cash equivalents                                 3,025,814    (2,357,897)

Cash and cash equivalents, beginning of year          45,365     5,207,185

Cash and cash equivalents, end of year          $  3,071,179   $ 2,849,288

             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No 0-22168.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

The Financial Accounting Standard Board has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company has adopted this standard in fiscal 1995. In management's opinion, adopting SFAS No. 115 did not materially affect the Company's financial statements for the three months ended December 31, 1995.

Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year retroactively adjusted to give effect to the stock dividend discussed in Note
8. Net income is reduced for the 10% cumulative preferred dividend on the Series AA preferred stock.

NOTE 2.   ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

Accounts receivable and operating revenue include net amounts reimbursed by Medicaid under the provisions of cost reimbursement formulas in effect. The Company operates under a prospective payment system with Medicare, under which annual rates are assigned based on estimated reimbursements. Differences between estimated provisions and final settlement are reflected as adjustments to future rates.

NOTE 3.   INVENTORIES

Inventories consist of the following at September 30, 1996:

               Raw material          $   284,463
               Work in process            70,604
               Finished goods          9,607,385

                                     $ 9,962,452

             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 4:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At September 30, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0.00 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Company's stock held by the affiliates. (See Note 6)

NOTE 5.   LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                              September 30,     June 30,
                                                 1996             1995
Amounts outstanding under Revenue Bonds
  secured by retirement facilities           $ 68,050,000    $ 59,986,000

Other debt secured by retirement and
  nursing facilities                           42,671,148      39,848,938

Other debt                                     25,901,395      12,596,741

Totals                                        136,622,543     112,431,679

Current maturities                             15,867,577       2,055,880

Total long-term debt                         $120,754,966    $110,375,799

NOTE 6: FACILITY ACQUISITIONS

During the quarter ended September 30, 1996, the Company entered into a series of transactions with Winter Haven, Gordon Jensen Health Care Association, Inc. ("Gordon Jensen"), National Assistance Bureau, Inc. ("NAB"), Southeastern Cottages, Inc. ("Southeastern"), Chamber Health Care Society, Inc. ("Chamber"), and Senior Care, Inc. ("Senior"); all are entities which principal shareholders of the Company either own or control. The result of the transactions was to eliminate all notes receivable and advances due to the Company from affiliates. The following is a summary of the transactions:

On September 30, 1996, Winter Haven sold to the Company two retirement facilities for their fair value, based on independent appraisal, totaling $19,200,000. The facilities were acquired by the Company subject to bond debt of $7,670,000, resulting in debt due to Winter Haven from the Company of $11,530,000. As part of the sales agreement, the Company and Winter Haven agreed that the debt of $11,530,000 would be applied to eliminate the receivable, totaling $11,214,320, due to the Company by Winter Haven.

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


NOTE 6:  FACILITY ACQUISITIONS (Continued)

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

During the period from September 27 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per amount from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lesser of (a) $7.665625, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

The Company's total revenues for the three months ended September 30, 1996, were $55,139,631 compared to $28,640,177 for the three months ended September 30, 1995. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $25,835,329 for the quarter ended September 30, 1995, to $41,984,567 for the quarter ended September 30, 1996. The Company was operating 75 facilities for the quarter ended September 30, 1996, compared to 42 for the quarter ended September 30, 1995. The cost of patient services in the amount of $30,480,566 for the quarter ended September 30, 1996, represented 72% patient service revenue, as compared to $16,044,110 or 62% of patient service revenue during the quarter ended September 30, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which have higher personnel costs and to the delays in Medicaid rate increases discussed below.

Medical supply revenue increased from $1,589,073 during the quarter ended September 30, 1995, to $11,224,782 during the quarter ended September 30, 1996. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic Medical Supply Company, Inc. ("Atlantic") effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended September 30, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Management fees increased from $907,879 in the quarter ended September 30, 1995 to $934,046 in the quarter ended September 30, 1996. As of September 30, 1995, the Company was managing 26 facilities, and as of September 30, 1996, the Company was only managing 20 facilities. Although the number of managed facilities declined, revenues increased slightly as a result of increased management fees charged by the Company. The reduced number of facilities managed by the Company is due to the fact that the Company has acquired, by lease or purchase, a number of facilities which it previously only managed. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terns, however, they are subject to termination on 60 days notice, after the end of the third year of the Agreement with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management service revenue, continue in the future.

Other operating revenue increased from $307,896 during the quarter ended Sep-tember 30, 1995, to $996,236 during the quarter ended September 30, 1996. The increase was primarily a result of one-time referral fees of $300,000 received from a building contractor, and approximately $180,000 in interest income.

General and administrative expenses for the three months ended September 30, 1996 were $9,606,489 representing 17% of total revenues, as compared to $4,455,581 representing 16% of total revenues, for the three months ended September 30, 1995. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company. The increased percentage is attributed to higher payroll costs of general and administrative personnel which took effect at the beginning of the fiscal year.

Interest expense rose from $928,852 during the quarter ended September 30, 1995, to $2,375,601 during the quarter ended September 30, 1996, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At September 30, 1995, the Company had approximately $47 million in long-term debt, as compared to approximately $137 million in long-term debt at September 30, 1996.

For the quarter ended September 30, 1996, the Company incurred expense for income taxes of $491,210 which represents an effective tax rate of 39%, as compared to expenses for income taxes of $1,285,265 which represents an effective tax rate of 39% for the quarter ended September 30, 1995.

The net income of $801,447 for the quarter ended September 30, 1996, is lower than the net income of $2,058,720 for the quarter ended September 30, 1995. The reduced net income for the quarter ended September 30, 1996, is primarily a result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until mid-August, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $2,777,737 in working capital compared to $2,925,302 at June 30, 1996.

During the quarter ended September 30, 1996, cash used by operating activities was $(6,532,048) as compared to $1,250,797 provided by operating activities during the quarter ended September 30, 1995. The cash used during the current period was primarily a result of an increase in accounts receivable of $8,837,558, and an increase in inventory of $5,112,633. These increases are partially a result of Contour's acquisition of Atlantic effective July 1, 1996. The increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $6,031,801.

Cash flows used in investing activities during the quarter ended September 30, 1996, totaled $(9,477,384) as compared to $(10,497,990) during the quarter ended September 30, 1995. During the current period, the Company expended $22,178,364 on the purchase of property and equipment, primarily through acquisitions, and incurred $2,562,121 in deferred lease costs. These expenditures were partially offset by repayments of advances from affiliates of $14,440,766.

Cash provided by financing activities during the quarter ended September 30, 1996, totaled $19,035,246 as compared to $6,889,296 during the same period last year. During the current period the Company received $6,598,179 from the sale of preferred stock and the placement of $17,547,656 in long-term debt.

These were partially offset by the purchase and retirement of common stock in the amount of $3,149,713, payments on long-term debt of $444,250, a reduction of line of credit borrowings of $1,456,535 and payment of $60,000 in dividends on preferred stock.

On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over the five years for $3,000,000 in cash.
$600,000 was paid on October 11, 1996 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.

The Company believes that its long-term liquidity needs will generally be met by income from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. At September 30, 1996, the Company had approximately $3,500,000 in unused credit available under such lines.

On August 6, 1996, Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic Medical Supply, Inc. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Company (Retirement Care Associates, Inc.) The cash for this transaction came from a $5 million debenture placement by Contour that was completed on July 12, 1996. Contour intends to pay the promissory notes from the proceeds of an offering of securities to be conducted by Contour. However, if Contour is unable to pay these promissory notes, a default could occur and the holders could exercise their conversion rights. In such event the Company could be required to issue shares of its Common Stock equal to $10,850,000 based on a conversion price of 85% of the average daily closing price on the New York Stock Exchange for the five consecutive trading days prior to the conversion date. In such event, the Company has agreed to register such shares for resale under the Securities Act of 1933, as amended.

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management doesn't believe that there will be cuts in reimbursements paid to nursing homes.

Legislative and regulatory action at the state and federal level, has resulted in continuing changes in the Medicare and Medicaid reimbursement programs.
The changes have limited payment increases under those programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of healthcare facilities.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

Management continues to look for acquisitions in the retirement and nursing home field for the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule: Filed herewith electronically

    (b)  Reports on Form 8-K - None.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RETIREMENT CARE ASSOCIATES, INC.


DATED: November 19, 1996            By:/s/ Chris Brogdon
                                        Chris Brogdon, President


DATED: November 19, 1996      By:/s/ Darrell C. Tucker
                                        Darrell C. Tucker, Treasurer
                                        (Chief Financial Officer and
                                        Principal Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically