Form 10-Q
period 1996-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-02-14
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                  For the Quarter Ended December 31, 1996

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

                              Yes [ X ]   No [   ]

As of December 31, 1996, 13,474,995 shares of Common Stock were outstanding.

                  RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES

                Form 10-Q For the Quarter Ended December 31, 1996

                                     INDEX                           Page(s)

PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction                                                 3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           December 31, 1996 and December 31, 1995                      4

           Consolidated Statements of Operations
           (Unaudited) - Nine Months Ended
           December 31, 1996 and December 31, 1995                      5

           Consolidated Balance Sheets - (Unaudited)
           December 31, 1996 and (Audited) June 30, 1995               6-7

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended December 31,
           1996 and December 31, 1995                                  8-9

           Notes to Consolidated Financial Statements
           (Unaudited)                                                10-12

  Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial
           Condition                                                  13-16

PART II.   Other Information

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  None
  Item 5.  Other information
  Item 6.  Exhibits and Reports on Form 8-K                           17

           Signatures                                                 18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K, Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1996, File No. 1-14114.

The Financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements.

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 1996 and 1995

                                             December 31,      December 31,
                                                1996              1995
Revenues
 Patient service revenue:                   $ 47,950,464      $ 28,342,120
 Medical supply revenue                       11,631,336         1,605,242
 Management fee revenue:
  From affiliates                                446,334           783,669
  From others                                    112,241           112,247
 Other operating revenue                       1,246,894           386,899

                                              61,387,269        31,230,177

Expenses
 Cost of patient services                     31,638,661        17,608,280
 Cost of medical supplies sold                 7,745,113         1,831,267
 Lease expense                                 3,233,666         1,729,516
 General and administrative                   11,539,580         4,314,937
 Depreciation and amortization                 1,320,618           588,175
 Interest                                      2,807,304         1,343,981

                                              58,284,942        27,416,156

Income before minority interest and
 income taxes                                  3,102,327         3,814,021

Minority interest                               (157,500)          (31,412)

Income before income taxes and
 extraordinary item                            2,944,287         3,782,609

Income taxes                                   1,119,034         1,462,598

Income before extraordinary item               1,825,793         2,320,011

Extraordinary item, less applicable
 income taxes of ($516,240)                     (842,580)             --

Net Income                                  $    983,213      $  2,320,011

Income per common and common equiva-
 lent share before extraordinary item                .12               .19

Net income per common and common equivalent
 share                                               .06               .19

Weighted average shares outstanding           15,420,468        12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                                1996              1995
Revenues
 Patient service revenue:                   $ 89,935,031      $ 54,177,449
 Medical supply revenue                       22,856,118         3,194,315
 Management fee revenue:
  From affiliates                              1,252,501         1,581,171
  From others                                    240,120           222,624
 Other operating revenue                       2,243,130           694,795

                                             116,526,900        59,870,354
Expenses
 Cost of patient services                     62,119,227        33,652,390
 Cost of medical supplies sold                15,212,286         3,420,339
 Lease expense                                 5,855,218         3,480,931
 General and administrative                   21,146,069         8,770,518
 Depreciation and amortization                 2,421,211         1,077,789
 Interest                                      5,182,905         2,272,833

                                             111,936,916        52,674,800
Income before minority interest and
 income taxes                                  4,589,984         7,195,554

Minority interest                               (352,500)          (68,960)

Income before income taxes and
 extraordinary item                            4,237,484         7,126,594

Income taxes                                   1,610,244         2,747,863

Income before extraordinary item               2,627,240         4,378,731

Extraordinary item, less applicable
 income taxes of ($516,240)                     (842,580)             --

Net Income                                   $  1,784,660     $  4,378,731

Income per common and common equiva-
 lent share before extraordinary item                 .18              .35

Net income per common and common
 equivalent share                                     .12              .35

Weighted average shares outstanding            14,996,887       12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996
Assets

Current
 Cash and cash equivalents                  $    328,924      $     45,365
  Accounts receivable                         36,296,497        20,556,920
  Inventory                                   10,193,585         4,849,819
  Deferred income taxes                          470,193           461,214
  Note and accrued interest receivable           636,250           713,750
  Restricted Bond Fund                         5,513,728         2,342,565
  Prepaid expenses and other                   2,975,460         1,791,442

Total current assets                          56,414,637        30,761,075

Property and equipment                       138,485,928       114,682,082

Other assets
 Marketable equity securities                  1,101,393            33,645
 Investments in unconsolidated affiliates        645,249           496,800
 Deferred lease and loan costs                 9,797,224         7,665,891
 Goodwill, net of accumulated amortiza-
  tion                                        11,550,103         3,976,675
 Notes and advances due from non-
  affiliates                                   2,307,682         1,422,247
 Notes and advances due from affiliates             --          14,316,661
 Restricted bond funds                         4,400,000         3,514,969
 Other assets                                  2,751,108         2,687,602

Total other assets                            32,552,759        34,114,490

                                            $227,453,324      $179,557,647

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996
Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  3,500,000     $  1,456,535
  Current maturities of long-term de          16,491,228        2,055,880
  Accounts payable                            19,981,410       11,201,976
  Accrued expenses                             7,296,601        7,543,131
  Income taxes payable                              --          3,889,809
  Deferred gain                                   40,000           40,000

Total current liabilities                     47,309,239       26,187,331

Deferred gain                                    201,370          371,370
Deferred income taxes                          1,387,000        1,465,877
Long-term debt, less current maturities      129,983,611      110,375,799

Minority interest                              4,793,056        4,068,147

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  13,786,278 and 12,145,875 shares
  outstanding                                      1,379            1,215
 Preferred stock                               6,230,000        8,765,250
 Additional paid-in capital                   38,918,417       26,972,655
 Retained earnings                            (2,629,318)        (929,877)
  Treasury stock                                (541,430)        (120,120)

Total shareholders' equity                    41,979,048       34,689,123

Total Liabilities and shareholders'
 equity                                     $227,453,324     $179,557,647

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995
Operating activities
 Net income                                 $  1,784,660     $  4,378,731
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               2,421,211        1,077,789
   Amortization of deferred gain                (170,000)            --
   Minority interest                             352,500          181,716
   Deferred income taxes                         (87,856)            --
   Changes in current assets and liabili-
    ties net of effects of acquisitions:
     Accounts receivable                     (15,739,577)     (12,491,771)
   Inventory                                  (5,343,766)        (338,280)
   Prepaid expense and other assets           (1,247,524)      (2,477,168)
   Accounts payable and accrued expenses       4,643,095        8,427,971
   Increase in deferred lease and loan
    costs                                     (2,711,399)      (1,017,781)

Cash (used in) operating activities          (16,098,656)      (2,258,793)

Investing activities
 Purchase of property and equipment          (25,644,991)     (39,301,488)
 Issuance of notes receivable and
  advances to affiliates                      14,316,661       (2,018,200)
 Investment in and advances to Atrium
  Ltd.                                              --           (655,253)
 Restricted bond funds                        (4,056,194)            --
 Changes in marketable equity securities      (1,067,748)        (459,239)
 Change in receivable                           (807,935)       1,141,900
 Investment in unconsolidated subsidiaries      (148,449)            --

Cash (used in) investing activities          (17,408,656)     (41,292,280)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995

 Financing activities
 Dividends on preferred stock                   (105,000)         (150,000)
 Redemption of preferred stock                  (600,000)             --
 Net proceeds from issuance of:
  Line of credit                               2,043,465              --
  Common stock                                    70,676           295,198
  Long-term debt                              28,110,035        40,427,251
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,267,894)       (1,210,667)
  Purchase and retirement of common stock     (3,800,411)             --

Cash provided by financing activities         33,790,871        39,361,782

Net (decrease) in cash and cash equiva-
 lents                                           283,559        (4,189,291)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    328,924      $  1,017,894

                 RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No 1-14114.

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

For purposes of computing earnings per share, net income is reduced for the 10% cumulative preferred dividend on the Series AA preferred stock.

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

NOTE 3. INVENTORIES

Inventories consist of the following at December 31, 1996:

          Raw material                         $   330,823
          Work in process                           62,985
          Finished goods                         9,799,777
                                               -----------
                                               $10,193,585

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:  NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At December 31, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Companies stock held by the affiliates. (See Note 6)

NOTE 5: LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                     December 31,            June 30,
                                        1996                  1996
Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities               $65,110,000           $59,986,000

Other debt secured by
 retirement and nursing
 facilities                           54,123,531            39,848,938

Other debt                            27,241,308            12,596,741

Totals                               146,474,839           112,431,679

Current maturities                    16,491,228             2,055,880

Total long-term debt                $129,983,611          $110,375,799

NOTE 6:  FACILITY ACQUISITIONS

During the quarter ended December 31, 1996, the Company entered into a series of transactions with Winter Haven, Gordon Jensen Health Care Association, Inc. ("Gordon Jensen"), National Assistance Bureau, Inc. ("NAB"), Southeastern Cottages, Inc. ("Southeastern"), Chamber Health Care Society, Inc. ("Chamber"), and Senior Care, Inc. ("Senior"); all are entities which principal shareholders of the Company either own or control. The result of the transactions was to eliminate all notes receivable and advances due to the Company from affiliates. The following is a summary of the transactions:

              RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6:  FACILITY ACQUISITION (Continued)

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

NOTE 7:  OTHER TRANSACTIONS

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and were due in full on January
10, 1997.   In the event of a default in the payment of the promissory notes, they were convertible into shares of common stock of RCA. On January 10, 1997, Contour retired all outstanding notes due to sellers of Atlantic Medical in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from the Company, with the balance funded from Contour's existing line of credit with Barnett Bank. The loan from the Company was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand.
This note was convertible into 1,950,000 shares of Contour's Common Stock, and on January 10, 1997, the Company exercised this conversion right.

During the period from September 27 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lessor of (a) $9.6525 or 110% of the average closing bid price for the twenty consecutive trading days commencing September 30, 1996, whichever is lower, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

The Company's total revenues for the three months ended December 31, 1996, were $61,387,269 compared to $31,230,177 for the three months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $28,342,120 for the quarter ended December 31, 1995, to $47,950,464 for the quarter ended December 31, 1996. The Company was operating 81 facilities for the quarter ended December 31, 1996 compared to 42 for the quarter ended December 31, 1995. The cost of patient services in the amount of $31,638,661 for the quarter ended December 31, 1996, represented 65% of patient service revenue, as compared to $17,608,280 or 63% of patient service revenue during the quarter ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

Medical supply revenue increased from $1,605,242 during the quarter ended December 31, 1995, to $11,631,336 during the quarter ended December 31, 1996. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic Medical Supply Company, Inc. ("Atlantic") effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended December 31, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Management fees decreased from $895,916 in the quarter ended December 31, 1995 to $558,575 in the quarter ended December 31, 1996, due to the number of facilities which the Company manages. As of December 31, 1995, the Company was managing 25 facilities, and as of December 31, 1996, the Company was managing 18 facilities. The Company has leased or purchased 8 facilities it managed at December 31, 1995. Management anticipates that the number of facilities only managed by the company will continue to decline as a result of acquisition of such facilities by the Company.

General and administrative expenses for the three months ended December 31, 1996 were $11,539,580 representing 19% of total revenues, as compared to $4,314,937 representing 14% of total revenues, for the three months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the quarter ended December 31, 1996, the Company incurred expense for income taxes of $1,119,034 which represents an effective tax rate of 38%, as compared to expenses for income taxes of $1,462,598 which represents an effective tax rate of 39% for the quarter ended December 31, 1995.

The net income of $983,213 for the quarter ended December 31, 1996, is lower than the net income of $2,320,011 for the quarter ended December 31, 1995. The net income for the quarter ended December 31, 1996, is a result of an extraordinary charge relating to a restructure of debt and the result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increase in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms, however, they are subject to termination on 60 days notice, after the end of the third year of the Agreement with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management service revenue, continue in the future.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995

The Company's total revenues for the six months ended December 31, 1996, were $116,526,900 compared to $59,870,354 for the six months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $54,177,449 for the six months ended December 31, 1995, to $89,935,031 for the six months ended December 31, 1996. The Company was operating 81 facilities in the six months ended December 31, 1996 compared to 42 for the six months ended December 31, 1995. The cost of patient services in the amount of $62,119,227 for the six months ended December 31, 1996, represented 69% of patient service revenue, as compared to $33,652,390 or 67% of patient service revenue during the six months ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Medical supply revenues increased from $3,194,315 during the quarter ended December 31, 1995, to $22,856,118 during the quarter ended December 31, 1996. These revenues, which are revenues of Contour, a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic Medical effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended December 31, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic Medical.

Management fees decreased from $1,803,795 in the six months ended December 31, 1995 to $1,492,621 in the six months ended December 31, 1996 because the Company purchased or leased 8 facilities it managed at December 31, 1995. As of December 31, 1995, the Company was managing 25 facilities, and as of December 31, 1996 the Company was managing 18 facilities.

General and administrative expenses for the six months ended December 31, 1996 were $21,146,069 representing 18% of total revenues, as compared to $8,770,518 representing 15% of total revenues, for the six months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

For the six months ended December 31, 1996, the Company incurred expenses for income taxes of $1,610,244 which represents an effective tax rate of 38%, as compared to expenses for income taxes of $2,747,863 which represents an effective rate of 39% for the six months ended December 31, 1995.

The net income of $1,784,660 for the six months ended December 31, 1996, is less than the net income of $4,378,731 for the six months ended December 31, 1995. The net income for the six months ended December 31, 1996, is a result of an extraordinary charge relating to a restructuring of debt and the and the result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

At December 31. 1996, the Company had $4,105,398 in working capital compared to $4,573,744 at June 30, 1996.

During the six months ended December 31, 1996, cash used by operating activities was (16,098,656) as compared to (2,258,793) for the quarter ended December 31, 1995. The (13,839,863) decrease was primarily due to the increase in accounts receivable for the six months ended December 31, 1996 of $11,739,577. These increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $4,643,095.

Cash used in investing activities during the six months ended December 31, 1996 was 17,408,656. The expenditures related to purchases of equipment, securities, investments in subsidiaries and advances to affiliates.

Cash provided by financing activities during the six months ended December 31, 1996 consisted of $28,110,035 in long term loans and $9,340,000 in issuance of preferred stock. Cash used in financing activities consisted of ($1,267,894) in payments of long term debt and the purchase and retirement of common stock of (3,800,411).

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management does not believe that there will be cuts in reimbursements paid to nursing homes.

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

                       RETIREMENT CARE ASSOCIATES, INC
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

Management continues to look for acquisitions in the retirement and nursing home field for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule   Filed herewith electronically

    (b)  Reports on Form 8-K.  None.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RETIREMENT CARE ASSOCIATES, INC.

DATED: February 14, 1997       By:/s/ Chris Brogdon
                                  Chris Brogdon, President

DATED: February 14, 1997       By:/s/ Darrell C. Tucker
                                  Darrell C. Tucker, Treasurer
                                  (Chief Financial Officer and
                                  Principal Accounting Officer)

                              EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically