Form 10-Q
period 1997-03-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-05-15
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 1997

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

                              Yes [ X ]   No [   ]

As of March 31, 1997, 14,284,977 shares of Common Stock were outstanding.

                  RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES

                Form 10-Q For the Quarter Ended March 31, 1997

                                     INDEX                           Page(s)
PART I.    Financial Information

  Item 1.  Consolidated Financial Statements
           Introduction . . . . . . . . . . . . . . . . . . . . . .     3
           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           March 31, 1997 and March 31, 1996. . . . . . . . . . . .     4
           Consolidated Statements of Operations
           (Unaudited) - Nine Months Ended
           March 31, 1997 and March 31, 1996. . . . . . . . . . . .     5
           Consolidated Balance Sheets - (Unaudited)
           March 31, 1997 and (Audited) June 30, 1996 . . . . . . .    6-7
           Consolidated Statements of Cash Flows
           (Unaudited) - Nine Months Ended March 31,
           1997 and March 31, 1996. . . . . . . . . . . . . . . . .    8-9
           Notes to Consolidated Financial Statements
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . .   10-12

  Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial
           Condition  . . . . . . . . . . . . . . . . . . . . . . .   13-16

PART II.   Other Information. . . . . . . . . . . . . . . . . . . .    17

  Item 1.  None
  Item 2.  None
  Item 3.  None
  Item 4.  None
  Item 5.  Other information
  Item 6.  Exhibits and Reports on Form 8-K

           Signatures . . . . . . . . . . . . . . . . . . . . . . .    18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996

                                             March 31,          March 31,
                                                1997              1996
Revenues
 Patient service revenue                    $ 53,044,270      $ 32,004,561
 Medical supply revenue                       11,736,583         2,100,600
 Management fee revenue:
  From affiliates                                525,001           957,000
  From others                                    107,579            73,882
 Other operating revenue                         250,193           486,370

                                              65,663,626        35,622,413

Expenses
 Cost of patient services                     35,357,497        18,814,605
 Cost of medical supplies sold                 7,944,318         2,751,524
 Lease expense                                 3,614,637         1,542,445
 General and administrative                   10,619,461         6,848,798
 Depreciation and amortization                 1,576,198           926,608
 Interest                                      3,317,793         1,837,484

                                              62,429,904        32,721,464

Income before minority interest and
 income taxes                                  3,233,722         2,900,949

Minority interest                                (81,694)          (58,097)

Income before income taxes                     3,152,028         2,842,852

Income taxes                                   1,189,756         1,106,272

Net Income                                  $  1,962,272      $  1,736,580

Net income per common and common
 equivalent share                                    .13               .15

Weighted average shares outstanding           15,567,830        11,861,885

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Nine Months Ended March 31, 1997 and 1996

                                              March 31,         March 31,
                                                1997              1996
Revenues
 Patient service revenue:                   $142,979,301      $ 86,182,010
 Medical supply revenue                       34,592,701         5,294,915
 Management fee revenue:
  From affiliates                              1,777,500         2,538,171
  From others                                    347,701           296,506
 Other operating revenue                       2,493,323         1,181,165

                                             182,190,526        95,492,767

Expenses
 Cost of patient services                     97,476,724        52,466,995
 Cost of medical supplies sold                23,156,604         6,171,863
 Lease expense                                 9,469,855         5,023,376
 General and administrative                   31,765,530        15,619,316
 Depreciation and amortization                 3,997,409         2,004,397
 Interest                                      8,500,698         4,110,317

                                             174,366,820        85,396,264

Income before minority interest
 and income taxes                              7,823,706        10,096,503

Minority interest                               (434,194)         (127,057)

Income before income taxes and
 extraordinary item                            7,389,512         9,969,446

Income taxes                                   2,800,000         3,854,135

Income before extraordinary item               4,589,512         6,115,311

Extraordinary item, less applicable
 income taxes of ($516,240)                     (842,580)             --

Net Income                                   $ 3,746,932      $  6,115,311

Income per common and common equiva-
 lent share before extraordinary item                .31               .52

Net income per common and common
 equivalent share                                    .25               .52

Weighted average shares outstanding           15,247,055        11,861,885

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
March 31, 1997 and Audited at June 30, 1996

                                             Unaudited          Audited
                                              March 31,         June 30,
                                                1997              1996
Assets

Current
 Cash and cash equivalents                  $    356,197      $     45,365
  Accounts receivable                         41,272,073        20,556,920
  Inventory                                   10,767,525         4,849,819
  Deferred income taxes                          420,000           461,214
  Note and accrued interest receivable           627,500           713,750
  Restricted Bond Fund                         3,400,000         2,342,565
  Prepaid expenses and other                   4,342,014         1,791,442

Total current assets                          61,185,309        30,761,075

Property and equipment                       139,158,654       114,682,082

Other assets
 Marketable equity securities                    895,846            33,645
 Investments in unconsolidated affiliates        734,514           496,800
 Deferred lease and loan costs                10,997,028         7,665,891
 Goodwill, net of accumulated amortiza-
  tion                                        12,253,691         3,976,675
 Notes and advances due from non-
  affiliates                                   1,649,191         1,422,247
 Notes and advances due from affiliates             --          14,316,661
 Restricted bond funds                         6,136,604         3,514,969
 Other assets                                  3,150,805         2,687,602

Total other assets                            35,817,679        34,114,490

                                            $236,161,642      $179,557,647

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
March 31, 1997 and Audited at June 30, 1996

                                             Unaudited          Audited
                                              March 31,         June 30,
                                               1997              1996
Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  3,500,000     $  1,456,535
  Note payable                                 9,750,000             --
  Current maturities of long-term de           7,970,922        2,055,880
  Accounts payable                            23,862,246       11,201,976
  Accrued expenses                             7,640,223        7,543,131
  Income taxes payable                           252,823        3,889,809
  Deferred gain                                   40,000           40,000

Total current liabilities                     53,016,214       26,187,331

Deferred gain                                    191,370          371,370
Deferred income taxes                          1,465,877        1,465,877
Long-term debt, less current maturities      129,636,648      110,375,799

Minority interest                              5,145,253        4,068,147

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  14,284,977 and 12,145,875 shares
  outstanding                                      1,429            1,215
 Preferred stock                               3,767,000        8,765,250
 Additional paid-in capital                   42,391,319       26,972,655
 Retained earnings                            (1,253,468)        (929,877)
  Treasury stock                                (    -- )        (120,120)

Total shareholders' equity                    44,906,280       34,689,123

Total Liabilities and shareholders'
 equity                                     $236,161,642     $179,557,647

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1997 and 1996

                                            March 31,         March 31,
                                               1997              1996
Operating activities
 Net income                                 $  3,746,932     $  6,115,311
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               3,997,409        1,947,411
   Amortization of deferred gain                (180,000)              --
   Minority interest                           1,077,106          127,057
   Deferred income taxes                          41,214               --
   Changes in current assets and liabili-
    ties net of effects of acquisitions:
     Accounts receivable                     (20,715,153)     (12,552,151)
   Inventory                                  (5,917,706)      (1,494,627)
   Prepaid expense and other assets           (3,013,775)      (6,814,868)
   Accounts payable and accrued expenses       9,120,376        6,299,946
   Increase in deferred lease and loan
    costs                                     (3,832,095)      (1,916,123)

Cash (used in) operating activities          (15,675,692)      (8,288,044)

Investing activities
 Purchase of property and equipment          (27,789,604)     (41,025,608)
 Issuance of notes receivable and
  advances to affiliates                      14,316,661       (2,285,205)
 Investment in and advances to Atrium
  Ltd.                                              --         (1,278,684)
 Restricted bond funds                        (3,679,070)            --
 Changes in marketable equity securities        (862,201)        (574,766)
 Change in receivable                           (140,694)       2,396,667
 Investment in unconsolidated subsidiaries      (237,714)            --

Cash (used in) investing activities          (18,392,622)     (42,767,596)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1997 and 1996

                                                March 31,         March 31,
                                                  1997              1996
Financing activities
 Dividends on preferred stock                   (150,000)         (225,000)
 Redemption of preferred stock                  (600,000)         (600,000)
 Net proceeds from issuance of:
  Line of credit                               2,043,465              --
  Common stock                                 1,080,628           355,161
  Long-term debt                              28,110,035        48,036,000
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,644,579)       (1,377,466)
  Purchase and retirement of common stock     (3,800,403)             --

Cash provided by financing activities         34,379,146        46,188,695

Net increase (decrease) in cash and
 cash equivalents                                310,832        (4,866,945)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    356,197      $    340,240

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

NOTE 3. INVENTORIES

Inventories consist of the following at March 31, 1997:

          Raw material                         $   352,485
          Work in process                           84,181
          Finished goods                        10,330,859
                                               -----------
                                               $10,767,525

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:  NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At March 31, 1997 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Companies stock held by the affiliates. (See Note 6)

NOTE 5: LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                     December 31,           June 30,
                                        1996                  1996
Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities               $ 64,295,000          $59,986,000

Other debt secured by
 retirement and nursing
 facilities                            52,127,681           39,848,938

Other debt                             21,184,889           12,596,741

Totals                                137,607,570          112,431,679

Current maturities                      7,970,922            2,055,880

Total long-term debt                $ 129,636,648         $110,375,799

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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

The Company's total revenues for the three months ended March 31, 1997, were $65,663,626 compared to $35,622,413 for the three months ended March 31, 1996.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $32,004,561 for the quarter ended March 31, 1996, to $53,044,270 for the quarter ended March 31, 1997. The Company was operating 86 facilities for the quarter ended March 31, 1997 compared to 54 for the quarter ended March 31, 1996. The cost of patient services in the amount of $18,814,605 for the quarter ended March 31, 1996, represented 59% of patient service revenue, as compared to $35,357,497 or 67% of patient service revenue during the quarter ended March 31, 1997. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed in the comparison of the nine month periods ended March 31 below.

Medical supply revenue increased from $2,100,600 during the quarter ended March 31, 1996, to $11,736,583 during the quarter ended March 31, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1997, and Atlantic Medical Supply Company, Inc. ("Atlantic") effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended March 31, 1997, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Management fees decreased from $1,030,882 in the quarter ended March 31, 1996 to $632,580 in the quarter ended March 31, 1997, due to the number of facilities which the Company manages. As of March 31, 1996, the Company was managing 24 facilities, and as of March 31, 1997, the Company was managing 11 facilities. The Company has leased or purchased 13 facilities it managed at March 31, 1996. Management anticipates that the number of facilities only managed by the company will continue to decline as a result of acquisition of such facilities by the Company.

General and administrative expenses for the three months ended March 31, 1997 were $10,619,461 representing 17% of total revenues, as compared to $6,848,798 representing 19% of total revenues, for the three months ended March 31, 1996. This increase in the dollar amount is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company and the acquisition by Contour of Atlantic Medical and AmeriDyne.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the quarter ended March 31, 1997, the Company incurred expense for income taxes of $1,189,756 which represents an effective tax rate of 38%, as compared to expenses for income taxes of $1,106,272 which represents an effective tax rate of 39% for the quarter ended March 31, 1996.

The net income of $1,962,272 for the quarter ended March 31, 1997, is higher than the net income of $1,736,580 for the quarter ended March 31, 1996. The net income for the quarter ended March 31, 1997, is a result of additional facilities the Company operates.

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

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1996

The Company's total revenues for the nine months ended March 31, 1997, were $182,190,526 compared to $95,492,767 for the nine months ended March 31, 1996.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $86,182,000 for the nine months ended March 31, 1996, to $142,979,301 for the nine months ended March 31, 1997. The Company was operating 86 facilities in the nine months ended March 31, 1997 compared to 54 for the nine months ended March 31, 1996. The cost of patient services in the amount of $97,476,724 for the nine months ended March 31, 1997, represented 69% of patient service revenue, as compared to $52,466,995 or 61% of patient service revenue during the nine months ended March 31, 1996. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Medical supply revenues increased from $5,294,915 during the quarter ended March 31, 1996, to $34,592,701 during the quarter ended March 31, 1997. These revenues, which are revenues of Contour, a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic Medical effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended March 31, 1997, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic Medical.

Management fees decreased from $2,834,677 in the nine months ended March 31, 1996 to $2,125,201 in the nine months ended March 31, 1997 because the Company purchased or leased 13 facilities it managed at March 31, 1996. As of March 31, 1996, the Company was managing 24 facilities, and as of March 31, 1997 the Company was managing 11 facilities.

General and administrative expenses for the nine months ended March 31, 1997 were $31,765,530 representing 18% of total revenues, as compared to $15,619,316 representing 16% of total revenues, for the nine months ended March 31, 1996. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

For the nine months ended March 31, 1997, the Company incurred expenses for income taxes of $2,800,000 which represents an effective tax rate of 38%, as compared to expenses for income taxes of $3,854,135 which represents an effective rate of 39% for the nine months ended March 31, 1996.

The net income of $3,746,932 for the nine months ended March 31, 1997, is less than the net income of $6,115,311 for the nine months ended March 31, 1996. The net income for the nine months ended March 31, 1997, is a result of an extraordinary charge relating to a restructuring of debt and the and the result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31. 1997, the Company had $8,169,095 in working capital compared to $4,573,744 at June 30, 1996. The primary reason for the increase was the receipt of $28,110,035 in proceeds from the issuance of long term debt.

During the nine months ended March 31, 1997, cash used by operating activities was 15,675,692 as compared to 8,288,044 for the quarter ended March 31, 1996. The 7,387,648 increase was primarily due to the increase in accounts receivable for the nine months ended March 31, 1997 of $20,715,153. These increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $9,120,376.

Cash used in investing activities during the nine months ended March 31, 1997 was 18,392,622. The expenditures related to purchases of equipment, securities, investments in subsidiaries and advances to affiliates.

Cash provided by financing activities during the nine months ended March 31, 1997 consisted of $28,110,035 in long term loans and $9,340,000 in issuance of preferred stock. Cash used in financing activities consisted of ($1,644,579) in payments of long term debt and the purchase and retirement of common stock of (3,800,403).

The Company has no commitments to make material capital expenditures.

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

                       RETIREMENT CARE ASSOCIATES, INC
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. During the quarter ended March 31, 1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

The Company issued 54,986 shares of Common Stock to three accredited investors for a total of $47,500 in cash in private transactions upon the exercise of warrants held by such investors. In connection with such sales, the Company relied on Section 4(2) of the Act and Rule 506 thereunder. Each investor represented that they were purchasing such shares for investment purposes and not for resale for the purpose of resale or distriction. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent with respect to such shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION. Management continues to look for acquisitions in the retirement and nursing home field for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule   Filed herewith electronically

    (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated February 17, 1997, reporting information under Item 2-Acquisition of Disposition of Assets and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits, reporting information concerning the Company entering into an Agreement and Plan of Merger and Reorganization with Sun Healthcare Group, Inc.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RETIREMENT CARE ASSOCIATES, INC.

DATED: May 14, 1997            By:/s/ Chris Brogdon
                                  Chris Brogdon, President

DATED: May 14, 1997            By:/s/ Darrell C. Tucker
                                  Darrell C. Tucker, Treasurer
                                  (Chief Financial Officer and
                                  Principal Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically