Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-07-29
CIK 798540

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                               Amendment No. 1
            (Amending Part I- Item 1 and Part II - Items 7 and 8)

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

         The Company's operating strategy with respect to its long-term care facilities is to improve its payer mix by (i) making capital improvements which the Company believes are necessary to attract more private pay residents, (ii) aggressively marketing such facilities to prospective private pay residents and
(iii) seeking Medicare certification for newly acquired facilities. The Company seeks to enhance the revenue of its existing facilities by offering its long-term care patients physical, speech, occupational and respiratory therapy, wound care and other ancillary services. At June 30, 1996, all of the Company's long-term care facilities were Medicare certified.

         The following table sets forth the percentage of the Company's total revenue attributable to each of Medicare, Medicaid and private payors during each of the last three consecutive fiscal years.

           Payor                  Fiscal 1994          Fiscal 1995         Fiscal 1996
           -----                  -----------          -----------         -----------
      Medicaid                        65%                  65%                 55%
      Medicare                         8%                  10%                 10%
      Private                         27%                  25%                 35%
                                     ---                  ---                 ---
      Total                          100%                 100%                100%

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

                                   PART II

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

         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $69,949,822 for the year ended June 30, 1995 to $119,499,849 for the year ended June 30, 1996. The cost of patient services in the amount of $77,776,292 for the year ended June 30, 1996, represent 65% of patient service revenue, as compared to $47,778,410, or 68%, of patient service revenue during the year ended June 30, 1995. The decrease in the percentage is attributed to an increase in the ratio of retirement facilities to nursing facilities operated during the current year. Retirement facilities require less patient services than nursing homes. The ratio of nursing facilities to retirement facilities decreased to 2.7 from 3.8 during the year ended June 30, 1996.

         Owning or leasing a facility is distinctly different from managing a facility with respect to operating results and cash flows. For an owned or leased facility, the entire revenue/expense stream of the facility is recorded on the Company's income statement. In the case of a management agreement, only the management fee is recorded. The expenses associated with management revenue are somewhat indirect as the infrastructure is already in place to manage the facility. Therefore, the profitability of managing a facility appears more lucrative on a margin basis than that of an owned/leased facility. However, the risk of managing a facility is that the contract generally can be canceled on a relatively short notice, which results in loss of all revenue attributable to the contract. Furthermore, with an owned or leased property the Company benefits from the increase in value of the facility as its performance increases. With a management contract, the owner of the facility maintains the equity value. From a cash flow standpoint, a management contract is more lucrative because the Company does not have to support the ongoing operating cash flow of the facility.

         The Company owned or leased four additional facilities during fiscal year ended June 30, 1996 compared to fiscal year ended June 30, 1995, which resulted in a corresponding increase in top-line revenue of $1 million during such periods as set forth below:

     Type                  Fiscal 1994        Fiscal 1995        Fiscal 1996
     ----                  -----------        -----------        -----------
  Nursing                      20                 30                 48
  Retirement                    6                  8                 18
                               --                 --                 --
    Total                      26                 38                 66

         For facilities that were in place for the entire year ended June 30, 1995 and June 30, 1996, revenue increased approximately $3 million, or 5%, during the year ended June 30, 1996. For these same facilities, average rates increased approximately 3% while patient-days increased approximately 2%.

         During the year ended June 30, 1996, the Company had revenue from medical supply sales of $14,542,421, an approximately $6.2 million increase compared to fiscal year ended June 30, 1995, of which $4,717,169 was intercompany sales which were eliminated in consolidation. These sales reflect the operations of Contour Medical, Inc., of which the Company acquired a majority interest on September 30, 1994. $1.2 million of the $6.2 million dollar increase in sales is explained by annualizing the nine-month sales of $3,617,439. Moreover, Contour acquired AmeriDyne on March 1, 1996, which contributed $3.6 million of revenue for the period ending June 30, 1996. The remaining $1.4 million in sales increase is attributable to the internal growth of the Company's business. The Cost of Goods Sold for the year ended June 30, 1996, was $5,773,934.

         Lease expense increased from $5,769,232 in the year ended June 30, 1995, to $6,198,948 in the year ended June 30, 1996. This increase is primarily attributable to the increased numbers of facilities leased during the year, as well as the full year effect of leased facilities that started during the year ended June 30, 1995.

         General and administrative expenses for the year ended June 30, 1996, were $23,886,877, representing 18% of total revenues, as compared to $12,769,582 representing 16% of total revenues, for the year ended June 30, 1995.

         During the year ended June 30, 1996, the Company recorded a $1,027,593 provision for bad debts. The amount of the provision for bad debts was based upon the aging and estimated collectibility of receivables from Medicare, Medicaid and private payors. During the year ended June 30, 1996, the aging of receivables increased compared with the aging of receivables at June 30, 1995. In addition, at June 30, 1996, a larger amount of the receivables was deemed to be uncollectible than at June 30, 1995. As of June 30, 1995, the estimated allowance for bad debts was immaterial to the financial statements and was, therefore, not recorded. See Schedule II attached hereto.

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

         Interest expense increased from $1,179,052 in the year ended June 30, 1995, to $7,948,091 in the year ended June 30, 1996. This increase is primarily attributable to the increased numbers of facilities acquired by the Company during the year, as well as the full year effect of facilities that were acquired by the Company during the year ended June 30, 1995.

         For the year ended June 30, 1996, the Company incurred expenses for income taxes of $4,228,307 which represents an effective tax rate of 45% as compared to expenses for income taxes of $3,419,092 which represents an effective tax rate of 40% for the year ended June 30, 1995. The increase in the effective tax rate is mainly the result of a non- deductable tax penalty of approximately $400,000 which was assessed during the year ended June 30, 1996.

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

         Lease expense increased from $3,714,105 in the year ended June 30, 1994, to $5,769,232 in the year ended June 30, 1995. This increase is primarily attributed to the increased number of facilities leased during the year, as well as the full year effect of leased facilities that started during the year ended June 30, 1994.

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

         Interest expense increased from $232,365 in the year ended June 30, 1994, to $1,179,052 in the year ended June 30, 1995. This increase is primarily attributed to the increased numbers of facilities acquired by the Company during the year, as well as the full year effect of facilities that were acquired by the Company during the year ended June 30, 1994.

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




                                 (Continued)

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 1996 and 1995

                                                   1996             1995
                                               ------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Lines of credit                               $  1,456,535     $         -
 Current maturities of long-term debt             2,055,880       8,640,871
 Accounts payable                                11,201,976       7,699,640
 Accrued expenses                                 7,543,131       3,184,233
 Income taxes payable                             3,889,809       3,158,000
 Deferred income taxes                                 -            134,500
 Deferred gain                                       40,000          40,000

    Total current liabilities                    26,187,331      22,857,244

Deferred gain                                       371,370         261,370
Deferred income taxes                             1,465,877               -
Long-term debt, less current maturities         110,375,799      32,426,023

Minority interest                                 4,068,147       1,979,655

Commitments and contingencies

Redeemable convertible preferred stock            2,400,000       3,000,000

Shareholders' equity
 Common stock, $.0001 par value; 300,000,000
  shares authorized; 12,145,875 and 10,317,083
  shares issued, respectively                         1,215           1,031
 Preferred stock                                  8,765,250               -
 Additional paid-in capital                      26,972,655      18,555,677
 Retained earnings (deficit)                       (929,877)      1,176,546
 Treasury stock, at cost                           (120,120)              -

    Total liabilities and
      shareholders' equity                       34,689,123      19,733,254

                                               $179,557,647     $80,257,546




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



                                 (Continued)
                                     F-5

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

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1996, 1995 and 1994

                                            PREFERRED STOCK                     COMMON STOCK
                                 -------------------------------------      --------------------
                                 SERIES A     SERIES C     SERIES E          SHARES      AMOUNT
                                 --------     --------     --------         ---------    -------
Balance, June 30, 1993           $ 670,642    $ 833,000    $        --      5,391,896    $   539
 Issuance of common stock
  upon conversion of Series
  Series A preferred stock        (670,563)          --             --        558,802         56
 Issuance of common stock
  upon conversion of Series
  Series C preferred stock              --     (833,000)            --        833,333         83
 Private placement Reg D                --           --             --      1,494,165        149
 Expenses on private placement          --           --             --             --         --
  Reg D
 Acquisition of Retirement
  Management Corporation                --           --             --         80,000          8
 Stock dividend, 5%                     --           --             --        417,970         42
 Private placement Reg S                --           --             --        750,000         75
 Expenses on private placement
  Reg S                                 --           --             --             --         --
 Recognition of convertibility
  of Series A preferred stock      364,004           --             --             --         --
 Net income                             --           --             --             --         --

Balance, June 30, 1994             364,083           --             --      9,526,166        952
 Issuance of common stock
  upon conversion of Series
  A preferred stock               (364,083)          --             --         69,508          7
 Issuance of common stock
  upon conversion of Series
  D preferred stock                     --           --             --        105,000         11
 Issuance of common stock
  upon Contour Medical,
  Inc. acquisition                      --           --             --        125,000         12
 Preferred stock, 10% dividend          --           --             --             --         --
 Stock dividend, 5%                     --           --             --        491,409         49
 Net income                             --           --             --             --         --

Balance, June 30, 1995           $      --    $      --    $        --     10,317,083    $ 1,031
 Issuance of Series E pre-
  ferred stock                          --           --      9,300,000             --         --
 Issuance of common stock
  upon conversion of Series
  E preferred stock                     --           --       (534,750)        54,516          6
 Treasury stock purchased               --           --             --             --         --
 Retirement of treasury stock           --           --             --        (15,000)        (2)
 Stock issued in exchange for
  cancellation of warrants and
  stock warrants exercised              --           --             --      1,198,391        120
 Stock options exercised                --           --             --         22,076          2
 Preferred stock, 10% dividend          --           --             --             --         --
 Stock dividend, 5%                     --           --             --        568,809         58
 Net income                             --           --             --             --         --
Balance, June 30, 1996           $      --    $      --    $ 8,765,250     12,145,875    $ 1,215

                                  (Continued)
                                      F-7

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
For the years ended June 30, 1996, 1995 and 1994


                                         ADDITIONAL       RETAINED
                                          PAID-IN         EARNINGS       TREASURY
                                          CAPITAL         (DEFICIT)       STOCK
Balance, June 30, 1993                   $ (1,433,725)   $   705,535    $      --
 Issuance of common stock upon con-
  version of Series A preferred stock         670,507             --           --
 Issuance of common stock upon con-
  version of Series C preferred stock         832,917             --           --
 Private placement Reg D                    5,047,349             --           --
 Expenses on private placement Reg D         (520,580)            --           --
 Acquisition of Retirement Management
  Corporation                                 399,992             --           --
 Stock dividend, 5%                         2,980,092     (2,980,134)          --
 Private placement Reg S                    5,249,925             --           --
 Expenses on private placement Reg S         (470,800)            --           --
 Recognition of convertibility of
  Series A preferred stock                   (364,004)            --           --
 Net income                                        --      2,917,642           --

Balance, June 30, 1994                     12,391,673        643,043           --
 Issuance of common stock upon con-
  version of Series A preferred stock         364,076             --           --
 Issuance of common stock upon con-
  version of Series D preferred stock         499,989             --           --
 Issuance of common stock upon Contour
  Medical, Inc. acquisition                   999,988             --           --
 Preferred stock, 10% dividend                     --       (225,000)          --
 Stock dividend, 5%                         4,299,951     (4,300,000)          --
 Net income                                        --      5,058,503           --

Balance, June 30, 1995                   $ 18,555,677    $ 1,176,546    $      --
 Issuance of Series E preferred stock              --             --           --
 Issuance of common stock upon con-
  version of Series E preferred stock         534,744             --           --
 Treasury stock purchased                          --             --     (274,040)
 Retirement of treasury stock                      --       (153,918)     153,920
 Stock issued in exchange for cancel-
  lation of warrants and stock
  warrants exercised                          473,673             --           --
 Stock options exercised                      156,303             --           --
 Preferred stock, 10% dividend                     --       (270,000)          --
 Stock dividend, 5%                         7,252,258     (7,252,316)          --
 Net income                                        --      5,569,811           --

Balance, June 30, 1996                   $ 26,972,655    $  (929,877)   $(120,120)




The accompanying notes are an integral part of these consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 1996, 1995 and 1994

                                              1996            1995           1994
                                          -----------     -----------     -----------
Cash flows from operating activities:
 Net income                               $ 5,569,811     $ 5,058,503     $ 2,917,642
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization            3,223,543       1,128,183         237,277
   Loss on sale of marketable equity
    securities                                 29,085              --              --
   Cumulative effect of change in
    accounting principle                     (372,000)             --              --
   Amortization of deferred gain              (40,000)        (40,000)        (40,000)
   Provision for bad debts                  1,027,539              --              --
   Equity in income from investees            146,800              --              --
   Amortization of deferred lease and
    loan costs                                698,785              --              --
   Minority interest                          597,895          18,784              --
   Deferred income taxes                     (148,886)        261,092         (91,237)
   Changes in assets and liabilities
    net of effects of acquisitions:
     Accounts receivable                   (9,988,047)     (6,012,900)     (4,071,251)
     Inventories                           (3,096,022)       (996,139)             --
     Prepaid expenses and other assets        703,690        (642,013)     (1,373,827)
     Accrued interest receivable               77,917        (196,667)             --
     Accounts payable and accrued
      expenses                              7,278,350       6,608,148       5,509,837
     Deferred lease and loan costs                 --        (978,943)     (1,565,130)
       Net cash provided by operating
        activities                          5,708,460       4,208,048       1,523,311

Cash flows from investing activities:
 Purchases of property and equipment       (8,826,151)     (6,079,610)     (5,093,344)
 Proceeds from sale leaseback trans-
  action                                           --       4,500,000              --
 Proceeds from repayment of notes
  receivable                                2,200,000              --              --
 Issuance of notes receivable and
  advances to affiliates and non-
  affiliates                               (8,855,686)     (1,742,147)     (5,142,182)
 Purchase of bonds receivable                      --      (4,487,936)             --
 Purchase of note receivable                       --              --      (2,200,000)
 Investments in unconsolidated
  affiliates                                3,787,635      (3,335,833)       (783,904)
 Restricted bond funds                     (4,419,184)        (17,317)        913,857
 Proceeds from sale of fixed assets                --              --       2,481,370
 Cash acquired in acquisition of
  Contour Medical, Inc.                            --          73,254              --
 Decrease (increase) in marketable
  equity securities                                --         444,863        (544,373)
 Proceeds from sale of marketable
  equity securities                            36,780              --              --



                                  (Continued)
                                      F-9

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the years ended June 30, 1996, 1995 and 1994

                                              1996             1995             1994
                                          -----------      -----------      -----------
 Goodwill paid in acquisitions             (2,327,736)              --          (93,422)


 Acquisitions, net of cash acquired       (26,197,853)              --               --
 Payment of deferred lease costs             (593,470)              --               --

       Net cash used in investing
        activities                        (45,195,665)     (10,644,726)     (10,461,998)

Cash flows from financing activities:
 Capital investment by minority
  shareholders of subsidiary                2,088,492        1,729,469               --
 Redemption of preferred stock               (600,000)              --               --
 Purchase of treasury stock                  (274,040)              --               --
 Dividends on preferred stock                (285,000)        (225,000)              --
 Proceeds from issuance of
  preferred stock                           9,300,000               --               --
 Proceeds from stock options and
  warrants exercised                          630,098               --        9,306,118
 Proceeds from long-term debt and
  net borrowings under line of
  credit                                   35,329,244       11,309,986          112,754
 Payments on long-term debt                (9,443,626)      (2,130,654)              --
 Payments of deferred loan                 (2,419,783)              --               --

       Net cash provided by financing
        activities                         34,325,385       10,683,801        9,418,872

Net increase (decrease) in cash and
 cash equivalents                          (5,161,820)       4,247,123          480,185

Cash and cash equivalents,
 beginning of year                          5,207,185          960,062          479,877

Cash and cash equivalents,
 end of year                              $    45,365      $ 5,207,185      $   960,062




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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets (five to thirty years). Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

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

RESTRICTED BOND FUNDS

Restricted bond funds relate to the debt service requirements of RCA's outstanding bond obligations. RCA has several industrial revenue bonds, housing development mortgage revenue bonds and municipal revenue bonds, which relate to the restricted bond funds. Current restricted bond funds include principal and interest funds which are used for payment of principal and interest on or before the dates required by the trust indenture. Non-current restricted bond funds include debt service reserve funds (used for payment of principal and interest when principal and interest funds are insufficient) and project funds (used for payment of construction, improvement and equipment costs at facilities under construction).

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

ASSESSMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying values of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggest that the carrying amount of long-lived assets may not be recovered. If this review indicates that the long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

obtained in connection with various refinancings. Any permanent impairment of value is recognized as a charge against earnings in the statement of income. As of June 30, 1996, the Company does not believe there is any indication that the amortization period of its long-lived assets needs to be adjusted.

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued:

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

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NET INCOME PER SHARE

Net income per share is computed on the basis of net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding during each year, retroactively adjusted to give effect to the stock dividends. Shares used in the calculation consists of the weighted average number of shares actually outstanding as well as the weighted average number of common share equivalents which include dilutive convertible preferred stock, stock options and warrants. Primary weighted average number of common and common equivalent shares outstanding approximated the fully diluted weighted average number of common and common equivalent shares outstanding for the year ended June 30, 1996.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued:

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

In addition to the assignment, Winter Haven and the Company entered into a separate Compensation Agreement requiring the Company to pay Winter Haven an amount equal to 25% of the appraised values of Atrium upon each transfer of a 25% interest in Atrium to the Company. The payment of each 25% interest in Atrium was reflected as an increase in Investment in Unconsolidated Affiliates and a decrease in Notes and Advances Due From Affiliates in the accompanying financial statements.

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

The following table presents unaudited pro forma results of operations data as if the acquisitions described above had occurred on July 1, 1994.

                                        For the year ended June 30,
                                        ----------------------------
                                            1996            1995
                                                 (Unaudited)
          Revenue                       $148,466,000    $127,671,000
          Net income                       5,652,000       5,568,000
          Net income per share                   .40             .42

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

CCMC maintains a cash management account where all operating cash funds of the managed facilities are pooled into one bank account and invested daily. Notes and advances due from affiliates consist of advances to facilities, net of advances from facilities, owned by the following affiliated entities:

                                                         June 30,
                                                --------------------------
                                                    1996           1995
                                                -----------     ----------
Gordon Jensen Health Care Association, Inc.     $ 2,982,975     $2,117,562
Winter Haven Homes, Inc.                          8,887,833      4,966,589
Southeastern Cottages, Inc.                         679,144        105,533
National Assistance Bureau, Inc.                  1,326,391        748,801
Chamber Health Care Society, Inc.                   336,857       (610,263)
Senior Care, Inc.                                    84,095           -
Other Affiliates                                     19,366           -
                                                -----------     ----------
                                                 14,316,661      7,328,222
Less current portion                                   -         2,314,250
                                                -----------     ----------
                                                $14,316,661     $5,013,972
                                                ===========     ==========

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

On February 27, 1996, the Company purchased a 36-unit retirement facility from an affiliate. The purchase price was $2,000,000 and was financed with $400,000 from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust.

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

The Company grants credit without collateral to its patients most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:

                                                 June 30,
                                       ---------------------------
                                           1996            1995
                                       -----------     -----------
          Medicaid                     $ 8,248,590     $ 5,485,610
          Medicare                       7,943,371       5,088,571
          Other third-party payors       3,139,919         697,402
          Patients                       1,225,040          10,884
                                       -----------     -----------
                                       $20,556,920     $11,282,467
                                       ===========     ===========

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.  PATIENT ACCOUNTS RECEIVABLE, continued:


The allowance for doubtful accounts was approximately $1,000,000 and $0 as of June 30, 1996 and 1995, respectively. In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements.


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


7.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.  PROPERTY AND EQUIPMENT, continued:


                               Estimated
                                Useful
                                 Lives         1996            1995
                               ---------   ------------     -----------
Land                               --      $  7,432,502     $ 2,237,133
Buildings                          30        85,615,764      28,917,590
Equipment                         5-10       12,216,740       5,702,897
Leasehold improvements            5-10        2,193,227       1,110,666
Buildings and equipment under
  capital leases                  5-30        8,111,801            -
                                  ----     ------------     -----------
                                            115,570,034      37,968,286
Less accumulated depreciation                 8,517,213         990,968
                                           ------------     -----------
                                            107,052,821      36,977,318
Construction in progress                      7,629,261         256,188
                                           ------------     -----------
Net property and equipment                 $114,682,082     $37,233,506
                                           ============     ===========


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

8.   DEFERRED LEASE AND LOAN COST:

In connection with the execution of certain lease transactions and financing of acquisitions, the Company incurred lease and loan commitment fees, which are included in deferred lease and loan costs in the accompanying balance sheets, as follows:

                                                       June 30,
                                               -------------------------
                                                  1996           1995
                                               ----------    -----------
          Lease cost:
               Affiliated                      $  500,000     $  500,000
               Non-affiliated                   1,801,619      1,283,149

          Loan cost:
               Affiliated                         410,000        410,000
               Non-affiliated                   5,800,288      1,897,403
                                               ----------     ----------
                                                8,511,907      4,090,552
          Less accumulated amortization           846,016        358,355
                                               ----------     ----------
          Net deferred lease and loan cost     $7,665,891     $3,732,197
                                               ==========     ==========

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

Stock option transactions are summarized as follows:

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  SHAREHOLDERS' EQUITY, continued:


                                                Exercise Price
                                   Shares          Per Share
                                  ---------     --------------
     Balance at June 30, 1993          -              -
          Granted                   882,110     $4.65 - $ 6.75
                                  ---------     --------------
     Balance at June 30, 1994       882,110      4.65 -   6.75
          Granted                   228,113      6.46 -   8.57
                                  ---------     --------------
     Balance at June 30, 1995     1,110,223      4.65 -   8.57
          Granted                   478,800      9.76 -  10.24
          Exercised                 (22,076)     4.65 -   9.76
          Canceled                  (68,579)     4.65 -   9.76
                                  ---------     --------------
     Balance at June 30, 1996     1,498,368     $4.65 - $10.24
                                  =========     =====   ======

PREFERRED STOCK

As of June 30, 1996, the Company has authorized 40,000,000 shares of preferred stock and has designated the following series of preferred stock:

  -  SERIES AA REDEEMABLE CONVERTIBLE PREFERRED STOCK

300,000 shares of Series AA Redeemable Convertible Preferred Stock are authorized. These shares were issued in connection with the acquisition of a majority interest in Contour. Holders of the Series AA Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends of $1.00 per share (10%) annually, and are convertible into common stock at any time at the rate of 5.5125 shares of common stock for each six shares of Series AA Redeemable Convertible Preferred Stock. Each share is entitled to one vote and has a preferred rate of $10.00 per share upon voluntary or involuntary liquidation, dissolution, or winding up of affairs of the Company.

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

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.  LONG-TERM DEBT:

Long-term debt at June 30, 1996 and 1995 is summarized as follows:


                                                         1996         1995
                                                    ------------  -----------
Non-affiliates:
     Notes payable to a real estate investment
       trust ("REIT")                               $ 39,848,938  $12,930,347
     Industrial development revenue bonds             20,066,000    9,345,000
     Municipal revenue bonds                          18,170,000   13,350,000
     Housing development mortgage revenue bonds       21,750,000    1,660,000
     Notes payable to banks
       (8.5% or prime plus 1% to 10% due
       through 2003)                                   4,548,160    2,966,065
     Capitalized lease obligations                     8,048,581         -

Affiliates:
     Note payable to an affiliate (12% due on
       July 31, 1996)                                       -       1,000,000

     Less discount on bonds payable                         -         184,518
                                                    ------------  -----------
                                                     112,431,679   41,066,894
Less current maturities                                2,055,880    8,640,871
                                                    ------------  -----------
                                                    $110,375,799  $32,426,023
                                                    ============  ===========

Future maturities of debt and capital lease obligations are as follows:

                                        Capital
   Year                                  Lease          Debt         Total
----------                            -----------  ------------  ------------
   1997                               $   989,657  $  1,986,380  $  2,976,037
   1998                                 3,859,557     4,377,081     8,236,638
   1999                                   656,240     2,364,807     3,021,047
   2000                                   662,136     2,840,171     3,502,307
   2001                                   667,960     2,866,566     3,534,526
Thereafter                              7,317,105    89,948,093    97,265,198
                                      -----------  ------------  ------------
Total                                  14,152,655   104,383,098   118,535,753

Less amount representing imputed
 interest at ll% to 12%                 6,104,074          -        6,104,074
                                      -----------  ------------  ------------
Total obligations                     $ 8,048,581  $104,383,098  $112,431,679
                                      ===========  ============  ============

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


                  Year                      Amount
               -----------               -----------
                  1997                   $ 7,958,940
                  1998                     7,733,171
                  1999                     6,332,600
                  2000                     6,181,636
                  2001                     6,247,504
               Future years               26,890,709
                                         -----------
               Total                     $61,344,560
                                         ===========


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

13.  INCOME TAXES:

The components of the provision for income taxes were as follows:


                                                 Year ended June 30,
                                         ----------------------------------
                                            1996        1995        1994
                                         ----------  ----------  ----------
Current:
     Federal                             $3,918,693  $2,659,000  $1,630,900
     State                                  686,500     499,000     287,820
                                         ----------  ----------  ----------
                                          4,605,193   3,158,000   1,918,720
                                         ----------  ----------  ----------
Deferred:
     Federal                                (80,660)    221,928     (77,600)
     State                                  (68,226)     39,164     (13,637)
                                         ----------  ----------  ----------
                                           (148,886)    261,092     (91,237)
                                         ----------  ----------  ----------
          Total income tax provision     $4,456,307  $3,419,092  $1,827,483
                                         ==========  ==========  ==========

The income tax provision is included in the statements of operations as follows:

                                          1996          1995          1994
                                       ----------    ----------    ----------
Income before cumulative effect of
 change in accounting principle        $4,228,307    $3,419,092    $1,827,483

Cumulative effect of change in
 accounting principle                     228,000          -             -
                                       ----------    ----------    ----------
                                       $4,456,307    $3,419,092    $1,827,483
                                       ==========    ==========    ==========

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.  INCOME TAXES, Continued:


Deferred income taxes are provided to reflect temporary differences between financial and income tax reporting. The sources of the temporary differences and their effect on the net deferred tax liability at June 30, 1996 and 1995 are as follows:

                                                        1996          1995
                                                     ----------    ----------
Deferred tax assets:
 Provision for losses on accounts receivable         $  379,600    $     -
 Worker's compensation accrual                           66,430
 Deferred gain                                           99,216       120,590
                                                     ----------    ----------
    Total deferred tax assets                           545,246       120,590

Deferred tax liabilities:
 Property and equipment                               1,434,719       255,090
 Equity in undistributed earnings of subsidiaries       115,190          -
                                                     ----------     ---------
    Total deferred tax liabilities                    1,549,909       255,090
                                                     ----------     ---------
    Net deferred tax liabilities                     $1,004,663     $ 134,500
                                                     ==========     =========

The provision for income taxes for the year ended June 30, 1996 varies from the amount determined by applying the Federal statutory rate to pretax income as a result of the following:

Income tax expense at federal statutory rate         $3,409,045
Nondeductible tax penalties                             417,658
State income taxes, net of federal tax benefit          384,864
Dividend exclusion of subsidiary earnings                59,464
Other                                                   185,276
                                                     ----------
                                                     $4,456,307
                                                     ==========

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


NOTES RECEIVABLE

The carrying amount approximates fair value for the notes receivable based on the fair value being estimated as the net present value of cash flows that would be received on the notes over the remaining notes' terms using the current market interest rates rather than stated interest rates.


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

During 1996, approximately $8,112,000 of lease assets and obligations were capitalized.


16.  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of June 30:

                                           1996                1995
                                        ----------          ----------
     Payroll and payroll taxes          $3,152,795          $1,936,927
     Interest                            1,872,658             452,173
     Other                               2,517,678             795,133
                                        ----------          ----------
          Total                         $7,543,131          $3,184,233
                                        ==========          ==========

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

                                                    1996          1995
                                                ------------   -----------
     Operating revenues:
          Retirement Care Associates            $124,951,954   $76,656,829
          Contour Medical                          9,059,415     3,617,439
                                                ------------   -----------
                                                $134,011,369   $80,274,268
                                                ============   ===========
     Depreciation and amortization expense:
          Retirement Care Associates            $  2,623,194   $ 1,051,842
          Contour Medical                            600,349        76,341
                                                ------------   -----------
                                                $  3,223,543   $ 1,128,183
                                                ============   ===========
     Identifiable assets:
          Retirement Care Associates            $167,159,896   $72,644,179
          Contour Medical                         12,397,751     7,613,367
                                                ------------   -----------
                                                $179,557,647   $80,257,546
                                                ============   ===========
     Capital expenditures:
          Retirement Care Associates            $  8,076,988   $ 5,763,553
          Contour Medical                            749,163       316,057
                                                ------------   -----------
                                                $  8,826,151   $ 6,079,610
                                                ============   ===========

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

18.  BUSINESS SEGMENT INFORMATION, Continued:


         Operating Income
                 Retirement Care Associates      $ 15,285,034   $ 8,865,388
                 Contour Medical                      839,202       151,820
                                                 ------------   -----------
                                                 $ 16,124,236   $ 9,017,216
                                                 ============   ===========

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

During the period from September 26 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance.
The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lessor of (a) $9.6525 or 110% of the average closing bid price for the twenty consecutive trading days commencing September 30, 1996,

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

18.  SUBSEQUENT EVENT, Continued:

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

                        RETIREMENT CARE ASSOCIATES, INC.


Dated: July 29, 1997              By: /s/ Darrell C. Tucker
                                      ----------------------------------
                                          Darrell C. Tucker, Treasurer