Form 10-Q/A
period 1996-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-07-29
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                   FORM 10-Q/A
                                 Amendment No. 1
                        (Amending Part I- Items 1 and 2)

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

            FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                     Page(s)
                                                                     -------
PART I.   FINANCIAL INFORMATION
  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               September 30, 1996 and September 30, 1995 . . . . .      4

               Consolidated Balance Sheets - (Unaudited)
               September 30, 1996 and (Audited) June 30, 1995. . .    5 - 6

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended September 30,
               1996 and September 30, 1995. . . .. . . . . . . . .      7

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .    8 - 10


  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .   11 - 14


               Signatures. . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

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

During the period from September 27 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per amount from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lesser of (a) $7.665625, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. Each holder of the Series F Preferred Stock has the option to convert up to one-third of such holder's shares at any time from and after the 60th day following the date of issuance, up to an additional one-third of the shares from and after the 90th day following the date of issuance, and all remaining shares may be converted from and after the 120th day following the date of issuance.

For purposes of computing earnings per share, the Series F Preferred Stock has been determined to be a common stock equivalent. Accordingly, weighted average shares outstanding includes the common shares issuable upon conversion of these shares after consideration of accumulated dividends.

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

Other operating revenue increased from $307,896 during the quarter ended September 30, 1995, to $996,236 during the quarter ended September 30, 1996. The increase was primarily a result of one-time referral fees of $300,000 received from a building contractor, and approximately $180,000 in interest income.

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

                                    RETIREMENT CARE ASSOCIATES, INC.

DATED: July 29, 1997            By: /s/ Darrell C. Tucker
                                   ---------------------------------------
                                     Darrell C. Tucker, Treasuer