Form 10-Q/A
period 1996-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-07-29
CIK 798540

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1
                        (Amending Part I- Items 1 and 2)

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For the Quarter Ended December 31, 1996


                           Commission File No. 1-14114


                        RETIREMENT CARE ASSOCIATES, INC.
          ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Colorado                                     43-1441789
-------------------------------           ------------------------------------
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

                Form 10-Q/A For the Quarter Ended December 31, 1996

                                     INDEX                           Page(s)

PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction                                                 3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           December 31, 1996 and December 31, 1995                      4

           Consolidated Statements of Operations
           (Unaudited) - Nine Months Ended
           December 31, 1996 and December 31, 1995                      5

           Consolidated Balance Sheets - (Unaudited)
           December 31, 1996 and (Audited) June 30, 1995               6-7

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended December 31,
           1996 and December 31, 1995                                  8-9

           Notes to Consolidated Financial Statements
           (Unaudited)                                                10-13

  Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial
           Condition                                                  13-16


           Signatures                                                 17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996

Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  3,500,000     $  1,456,535
  Current maturities of long-term de          16,491,228        2,055,880
  Accounts payable                            19,981,410       11,201,976
  Accrued expenses                             7,296,601        7,543,131
  Income taxes payable                              --          3,889,809
  Deferred gain                                   40,000           40,000

Total current liabilities                     47,309,239       26,187,331

Deferred gain                                    201,370          371,370
Deferred income taxes                          1,387,000        1,465,877
Long-term debt, less current maturities      129,983,611      110,375,799

Minority interest                              4,793,056        4,068,147

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  13,786,278 and 12,145,875 shares
  outstanding                                      1,379            1,215
 Preferred stock                               6,230,000        8,765,250
 Additional paid-in capital                   38,918,417       26,972,655
 Retained earnings                            (2,629,318)        (929,877)
  Treasury stock                                (541,430)        (120,120)

Total shareholders' equity                    41,979,048       34,689,123

Total Liabilities and shareholders'
 equity                                     $227,453,324     $179,557,647

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995

Operating activities
 Net income                                 $  1,784,660     $  4,378,731
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               2,421,211        1,077,789
   Amortization of deferred gain                (170,000)            --
   Minority interest                             352,500          181,716
   Deferred income taxes                         (87,856)            --
   Changes in current assets and liabilities
    net of effects of acquisitions:
     Accounts receivable                     (15,739,577)     (12,491,771)
   Inventory                                  (5,343,766)        (338,280)
   Prepaid expense and other assets           (1,247,524)      (2,477,168)
   Accounts payable and accrued expenses       4,643,095        8,427,971
   Increase in deferred lease and loan
    costs                                     (2,711,399)      (1,017,781)

Cash (used in) operating activities          (16,098,656)      (2,258,793)

Investing activities
 Purchase of property and equipment          (25,644,991)     (39,301,488)
 Issuance of notes receivable and
  advances to affiliates                      14,316,661       (2,018,200)
 Investment in and advances to Atrium
  Ltd.                                              --           (655,253)
 Restricted bond funds                        (4,056,194)            --
 Changes in marketable equity securities      (1,067,748)        (459,239)
 Change in receivable                           (807,935)       1,141,900
 Investment in unconsolidated subsidiaries      (148,449)            --

Cash (used in) investing activities          (17,408,656)     (41,292,280)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995

   Financing activities
 Dividends on preferred stock                   (105,000)         (150,000)
 Redemption of preferred stock                  (600,000)             --
 Net proceeds from issuance of:
  Line of credit                               2,043,465              --
  Common stock                                    70,676           295,198
  Long-term debt                              28,110,035        40,427,251
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,267,894)       (1,210,667)
  Purchase and retirement of common stock     (3,800,411)             --

Cash provided by financing activities         33,790,871        39,361,782

Net (decrease) in cash and cash equiva-
 lents                                           283,559        (4,189,291)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    328,924      $  1,017,894

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

The Financial Accounting Standard Board has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company has adopted this standard in fiscal 1995. In management's opinion, adopting SFAS No. 115 did not materially effect the Company's financial statements for the three months ended December 1995.

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

NOTE 5: LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                     December 31,            June 30,
                                        1996                  1996

Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities              $ 65,110,000          $ 59,986,000

Other debt secured by
 retirement and nursing
 facilities                           54,123,531            39,848,938

Other debt                            27,241,308            12,596,741

Totals                               146,474,839           112,431,679

Current maturities                    16,491,228             2,055,880

Total long-term debt                $129,983,611          $110,375,799

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

NOTE 7:  OTHER TRANSACTIONS

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bear interest at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they were convertible into shares of common stock of RCA. On January 10, 1997, Contour retired all outstanding notes due to sellers of Atlantic Medical in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from RCA, with the balance funded from Contour's existing line of credit with Barnett Bank. The loan from RCA was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand. This note was convertible into 1,950,000 shares of Contour's Common Stock, and on January 10, 1997, RCA exercised this conversion right.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7:  OTHER TRANSACTIONS (Continued)

During the period from September 27 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of the lessor of (a) $7.665625, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. Each holder of the Series F Preferred Stock has the option to convert up to one-third of such holder's shares at any time from and after the 60th day following the date of issuance, up to an additional one-third of the shares from and after the 90th day following the date of issuance, and all remaining shares may be converted from and after the 120th day following the date of issuance.

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

The net income of $983,213 for the quarter ended December 31, 1996, is lower than the net income of $2,320,011 for the quarter ended December 31, 1995. The decrease in net income for the quarter ended December 31, 1996, is a result of
(1) an extraordinary charge relating to a restructure of debt, and (2) delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increase in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

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

                               RETIREMENT CARE ASSOCIATES, INC.



DATED: July 29, 1997         By: /s/ Darrell C. Tucker
                                 --------------------------------
                                 Darrell C. Tucker, Treasurer