Form 10-Q/A
period 1997-03-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-07-29
CIK 798540

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

                Form 10-Q/A For the Quarter Ended March 31, 1997

                                     INDEX                           Page(s)
PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction                                                 3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           March 31, 1997 and March 31, 1996                            4

           Consolidated Statements of Operations
           (Unaudited) - Nine Months Ended
           March 31, 1997 and March 31, 1996                            5

           Consolidated Balance Sheets - (Unaudited)
           March 31, 1997 and (Audited) June 30, 1996                  6-7

           Consolidated Statements of Cash Flows
           (Unaudited) - Nine Months Ended March 31,
           1997 and March 31, 1996                                     8-9

           Notes to Consolidated Financial Statements
           (Unaudited)                                                10-13

  Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial
           Condition                                                  13-16

           Signatures                                                  17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

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

The net income of $3,746,932 for the nine months ended March 31, 1997, is less than the net income of $6,115,311 for the nine months ended March 31, 1996. The decrease in net income for the nine months ended March 31, 1997, is a result of
(1) an extraordinary charge relating to a restructuring of debt, and (2) the and the result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

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

                               RETIREMENT CARE ASSOCIATES, INC.

DATED: July 29, 1997            By: /s/ Darrell C. Tucker
                                   ---------------------------------
                                     Darrell C. Tucker, Treasurer