Form 10-Q/A
period 1996-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-08-26
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2
                        (Amending Part I- Items 1 and 2)

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

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended September 30,
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

The Company has restated its financial information for periods commencing
June 30, 1996 through the nine months ended March 31, 1997, as reflected in the Company's Quarterly Reports on Forms 10-Q for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. Adjustments and reclassifications were necessary to correct entries relating to (i) receivables due from third-party payors, (ii) the Company's inventory for such periods,
(iii)provisions for doubtful accounts, (iv) provisions for contractual allowances for third-party payors, (v) provisions for accrued liabilities, and
(vi) pre-recorded operating leases (collectively, the "Restated Entries").

To show the impact of the Restated Entries with respect to previously reported amounts for each period restated, the Company has provided a description of the Restated Entries and a reconciliation of historical results for each period as previously reported in the filed quarterly report to restated results.

Certain statement in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes;
existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for reform; the ability to enter into lease and management contracts and arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel;
the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                             September 30,       September 30,
                                                 1996                1995

REVENUES

Patient service revenue                     $ 41,974,970      $ 25,835,329
Medical supply revenue                        11,224,782         1,589,073
Management fee revenue:
  From affiliates                                796,500           797,502
  From others                                    137,546           110,377
Other operating revenue                          996,236           307,896

                                              55,130,034        28,640,177

EXPENSES

Cost of patient services                      37,561,421        16,044,110
Cost of medical supplies sold                   7,467,17         1,589,072
Lease expense                                  3,026,791         1,751,415
General and administrative                     9,810,099         4,455,581
Depreciation and amortization                  1,118,462           489,614
Interest                                       2,397,636           928,852
Provision for bad debt                         1,600,000              --

                                              62,981,582        25,258,644

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                            (7,851,548)        3,381,533

Minority interest                               (210,000)          (37,548)

Income (loss) before income taxes             (7,641,548)        3,343,985

Income tax provision (benefit)                (2,900,000)        1,285,265

NET INCOME (LOSS)                           ($ 4,741,548)     $  2,058,720

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                  (.33)              .16

WEIGHTED AVERAGE SHARES OUTSTANDING           14,173,305        12,612,040


               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1995




                                                Unaudited            Audited
                                               September 30,         June 30,
                                                   1996                1996

ASSETS

CURRENT

Cash and cash equivalents                   $  3,071,179      $     45,365
Accounts receivable                           28,894,478        20,556,920
Inventory                                      6,385,449         4,849,819
Deferred income taxes                            480,000           461,214
Note and accrued interest receivable             775,000           713,750
Restricted Bond Fund                           2,167,000         2,342,565
Prepaid expenses and other                     1,882,290         1,791,442

Total current assets                          43,655,396        30,761,075

PROPERTY AND EQUIPMENT                       143,274,304       114,682,082

OTHER ASSETS

Marketable equity securities                      33,645            33,645
Investments in unconsolidated affiliates         545,294           496,800
Deferred lease and loan costs                  9,567,370         7,665,891
Goodwill                                      10,812,468         3,976,675
Notes and advances due from non-affiliates       895,076         1,422,247
Notes and advances due from affiliates              --          14,316,661
Restricted bond funds                          2,758,455         3,514,969
Other assets                                   4,051,975         2,687,602

Total other assets                            28,664,283        34,144,490

                                            $215,593,983      $179,557,647

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1996



                                                 Unaudited         Audited
                                               September 30,       June 30,
                                                  1996               1996

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                             $       --        $  1,456,535
Current maturities of long-term debt          15,867,557         2,055,880
Accounts payable                              17,181,327        11,201,976
Accrued expenses                              11,969,535         7,543,131
Income taxes payable                                --           3,889,809
Deferred gain                                     40,000            40,000

Total current liabilities                     45,058,419        26,187,331

Deferred gain                                    211,370           371,370
Deferred income taxes                          1,476,776         1,465,877
Long-term debt and capitalized leases,
 less current maturities                     128,304,966       110,375,799

Minority interest                              5,033,952         4,068,147

Redeemable convertible preferred stock         2,400,000         2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 13,474,995
 and 12,145,875 shares outstanding                 1,047             1,215
 Preferred stock                               6,674,500         8,765,250
 Additional paid-in capital                   35,661,752        26,972,655
 Retained earnings                            (9,184,204)         (929,877)
 Treasury stock                                  (44,595)         (120,120)

Total shareholders' equity                    33,108,500        34,689,123

Total liabilities and shareholders' equity  $215,593,983      $179,557,647

                        RETIREMENT CARE ASSOCIATES, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                      September 30,     September 30,
                                                           1996             1995


OPERATING ACTIVITIES
Net income (loss)                                   $ (4,741,548)     $  2,058,720
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                        1,118,462           489,614
  Provision for bad debts                              1,600,000              --
  Amortization of deferred gain                         (160,000)          (10,000)
  Minority interest                                      210,000            37,728
  Deferred income taxes                                   (7,887)           15,500
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                                 (9,937,558)       (4,190,550)
  Inventory                                           (1,535,630)         (204,789)
  Prepaid expense and other assets                    (1,455,221)          633,412
  Accounts payable and accrued expenses                6,515,946         3,036,882
  Increase in deferred lease and loan costs                 --            (615,750)

Cash provided by (used in) operating activities       (8,393,436)        1,250,797

INVESTING ACTIVITIES
Purchase of property and equipment                   (29,442,222)       (8,622,131)
Issuance of notes receivable and
  advances to affiliates                              14,843,832        (1,645,903)
Investment in and advances to Atrium Ltd.                   --            (972,873)
Restricted bond funds                                    932,079              --
Changes in marketable equity securities                     --            (111,878)
Change in receivable                                     (61,250)          854,795
Deferred lease cost                                   (2,169,941)             --
Investment in unconsolidated subsidiaries                (48,494)             --

Cash (used in) investing activities                  (15,945,996)      (10,497,990)

FINANCING ACTIVITIES
Dividends on preferred stock                             (60,000)          (75,000)
Net proceeds from issuance of:
  Line of credit                                      (1,456,535)             --
  Common stock                                              --             257,989
  Long-term debt                                      25,877,565         8,436,000
  Preferred Stock                                      6,598,179              --
  Payments on long-term debt                            (444,250)       (1,729,693)
  Purchase and retirement of common stock             (3,149,713)             --

Cash provided by financing activities                 27,365,246         6,889,296

Net increase (decrease) in cash and
  cash equivalents                                     3,025,814        (2,357,897)

Cash and cash equivalents, beginning of year              45,365         5,207,185

Cash and cash equivalents, end of year              $  3,071,179      $  2,849,288

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



NOTE 2.   RESTATEMENT

The consolidated financial statements for the three months ended September 30, 1996, as originally reported, reflect certain accounting policies and estimates which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements have been restated as follows (in thousands):

                           AS PREVIOUSLY REPORTED            AS RESTATED
                           ----------------------            -----------

Revenues                         $ 55,140                    $ 55,130
Operating Expenses               $ 53,652                    $ 62,982*
Net Earnings (Loss)              $    801                    $ (4,742)
Shareholders' Equity             $ 38,879                    $ 33,109

---------------

* Restated Operating Expenses include (in thousands) (i) an additional accrual for employee benefits of $3,400, (ii) restated inventory of $3,770, (iii) restated operating lease expense of $375,
        (iv) a provision for doubtful accounts of $1,600, and (v) restated miscellaneous expenses of $185.

NOTE 3.   ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

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

NOTE 4.   INVENTORIES


Inventories consist of the following at September 30, 1996:
               Raw material          $   284,463
               Work in process            70,604
               Finished goods          6,030,382
                                     -----------
                                     $ 6,385,449

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At September 30, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0.00 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Company's stock held by the affiliates. (See Note 8)

NOTE 6.   LONG-TERM DEBT

Long-term debt consisted of the following:



                                              September 30,     June 30,
                                                 1996              1995
Amounts outstanding under Revenue Bonds
secured by retirement facilities            $ 68,050,000      $ 59,986,000

Other debt secured by retirement and
nursing facilities                            42,671,148        39,848,938

Other debt                                    17,852,813        12,596,741

Capitalized leases                            15,598,582              --

Totals                                       144,172,543       112,431,679

Current maturities                            15,867,577         2,055,880

Total long-term debt                        $128,304,966      $110,375,799

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has charged penalties and interest in connection with the alleged underpayments. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. The Company has estimated in the accompanying financial statements amounts for ultimate settlement of this dispute, and has recorded an accrual of $600,000, which is based upon the best available information after consulting with the Company's advisors concerning this matter. Further, the Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.

NOTE 8: FACILITY ACQUISITIONS

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

             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 8:  FACILITY ACQUISITIONS (Continued)

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic") a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Company.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

The Company's total revenues for the three months ended September 30, 1996, were $55,130,034 compared to $28,640,177 for the three months ended September 30, 1995. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $25,835,329 for the quarter ended September 30, 1995, to $41,974,970 for the quarter ended September 30, 1996. The Company was operating 75 facilities for the quarter ended September 30, 1996, compared to 42 for the quarter ended September 30, 1995. The cost of patient services in the amount of $37,561,421 for the quarter ended September 30, 1996, represented 89% of patient service revenue, as compared to $16,044,110, or 62%, of patient service revenue during the quarter ended September 30, 1995. This increase is attributed to the Company's acquisition of skilled nursing facilities (which have higher personnel costs), delays in Medicaid rate increases discussed below, increased reserves for employees benefits and decreases in inventory supplies.

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

General and administrative expenses for the three months ended September 30, 1996 were $9,810,099 representing 18% of total revenues, as compared to $4,455,581 representing 16% of total revenues, for the three months ended September 30, 1995. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company. The increased percentage is attributed to higher payroll costs of general and administrative personnel which took effect at the beginning of the fiscal year.

Interest expense rose from $928,852 during the quarter ended September 30, 1995, to $2,397,636 during the quarter ended September 30, 1996, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At September 30, 1995, the Company had approximately $47 million in long-term debt, as compared to approximately $144 million in long-term debt at September 30, 1996.

For the quarter ended September 30, 1996, the Company received an income tax benefit of $2,900,000 which represents an effective tax benefit of 38%, as compared to expenses for income taxes of $1,285,265 which represents an effective tax rate of 39% for the quarter ended September 30, 1995.

The net loss of $4,741,548 for the quarter ended September 30, 1996, compares to net income of $2,058,720 for the quarter ended September 30, 1995. The loss for the quarter ended September 30, 1996, is primarily a result of increases in the cost of patient services, as described above, and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until mid-August, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a deficit of ($1,403,023) in working capital compared to $2,925,302 in working capital at June 30, 1996.

During the quarter ended September 30, 1996, cash used by operating activities was $(8,393,436) as compared to $1,250,797 provided by operating activities during the quarter ended September 30, 1995. The cash used during the current period was primarily a result of an increase in accounts receivable of $9,937,558, and an increase in inventory of $1,535,630. These increases are partially a result of Contour's acquisition of Atlantic effective July 1, 1996. The increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $6,515,946.

Cash flows used in investing activities during the quarter ended September 30, 1996, totaled $(15,945,996) as compared to $(10,497,990) during the quarter ended September 30, 1995. During the current period, the Company expended $29,442,222 on the purchase of property and equipment, primarily through acquisitions, and incurred $2,169,941 in deferred lease costs. These expenditures were partially offset by repayments of advances from affiliates of $14,843,832.

Cash provided by financing activities during the quarter ended September 30, 1996, totaled $27,365,246 as compared to $6,889,296 during the same period last year. During the current period the Company received $6,598,179 from the sale of preferred stock and the placement of $25,877,565 in long-term debt. These were partially offset by the purchase and retirement of common stock in the amount of $3,149,713, payments on long-term debt of $444,250, a reduction of line of credit borrowings of $1,456,535 and payment of $60,000 in dividends on preferred stock.

On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over five years for $3,000,000 in cash. $600,000 was paid on October 11, 1996 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.

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

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic, a distributor of disposable medical supplies and provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic Medical Supply, Inc. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of the Company (Retirement Care Associates, Inc.) The cash for this transaction came from a $5 million debenture placement by Contour that was completed on July 12, 1996. Contour intends to pay the promissory notes from the proceeds of an offering of securities to be conducted by Contour. However, if Contour is unable to pay these promissory notes, a default could occur and the holders could exercise their conversion rights. In such event the Company could be required to issue shares of its Common Stock equal to $10,850,000 based on a conversion price of 85% of the average daily closing price on the New York Stock Exchange for the five consecutive trading days prior to the conversion date. In such event, the Company has agreed to register such shares for resale under the Securities Act of 1933, as amended.

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

                                    RETIREMENT CARE ASSOCIATES, INC.

DATED: August 25, 1997            By: /s/ Darrell C. Tucker
                                      --------------------------------
                                          Darrell C. Tucker, Treasurer