Form 10-Q/A
period 1996-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-08-26
CIK 798540

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

           Consolidated Statements of Operations
           (Unaudited) - Six Months Ended
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

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 1996 and 1995

                                             December 31,      December 31,
                                                 1996              1995
Revenues
 Patient service revenue:                   $ 47,950,464      $ 28,342,120
 Medical supply revenue                       11,631,336         1,605,242
 Management fee revenue:
 From affiliates                                 446,334           783,669
 From others                                     112,241           112,247
 Other operating revenue                       1,246,894           386,899

                                              61,387,269        31,230,177

Expenses
 Cost of patient services                     33,415,649        17,608,280
 Cost of medical supplies sold                 7,745,113         1,831,267
 Lease expense                                 2,988,406         1,729,516
 General and administrative                   12,006,626         4,314,937
 Depreciation and amortization                 1,394,664           588,175
 Interest                                      3,116,215         1,343,981
 Provision for bad debts                         900,000                --

                                              61,566,673        27,416,156

Income (loss) before minority
 interest and income taxes                      (179,404)        3,814,021

Minority interest                               (217,500)          (31,412)

Income (loss) before income taxes and
 extraordinary item                             (396,904)        3,782,609

Income tax provision (benefit)                  (100,000)        1,462,598

Income (loss) before extraordinary item         (296,904)        2,320,011

Extraordinary item, less applicable
 income taxes                                   (490,000)             --

Net (loss) income                           $   (786,904)     $  2,320,011

Income (loss) per common and common
 equivalent share before extraordinary item         (.02)              .19

Net income (loss) per common and common
 equivalent share                                   (.05)              .19

Weighted average shares outstanding           15,420,468        12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                                1996              1995
Revenues
 Patient service revenue:                   $ 89,925,434      $ 54,177,449
 Medical supply revenue                       22,856,118         3,194,315
 Management fee revenue:
 From affiliates                               1,252,501         1,581,171
 From others                                     240,120           222,624
 Other operating revenue                       2,243,130           694,795

                                             116,517,303        59,870,354

Expenses
 Cost of patient services                     70,977,070        33,652,390
 Cost of medical supplies sold                15,212,286         3,420,339
 Lease expense                                 6,015,197         3,480,931
 General and administrative                   21,816,725         8,770,518
 Depreciation and amortization                 2,513,126         1,077,789
 Interest                                      5,513,851         2,272,833
 Provision for bad debts                       2,500,000                --

                                             124,548,255        52,674,800

Income (loss) before minority interest
 and income taxes                             (8,030,952)        7,195,554

Minority interest                                 (7,500)          (68,960)

Income (loss) before income taxes
 and extraordinary item                       (8,038,452)        7,126,594

Income taxes                                  (3,000,000)        2,747,863

Income (loss) before extraordinary item       (5,038,452)        4,378,731

Extraordinary item, less applicable
 income taxes                                   (490,000)             --

Net Income (loss)                            $(5,528,452)     $  4,378,731

Income (loss) per common and common
 equivalent share before extraordinary item         (.34)              .35

Net income (loss) per common and common
 equivalent share                                   (.37)              .35

Weighted average shares outstanding           14,996,887        12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996
Assets

Current
 Cash and cash equivalents                  $    328,924      $     45,365
  Accounts receivable                         34,896,497        20,556,920
  Inventory                                    6,526,582         4,849,819
  Deferred income taxes                          470,193           461,214
  Note and accrued interest receivable           636,250           713,750
  Restricted Bond Fund                         5,513,728         2,342,565
  Prepaid expenses and other                   2,975,460         1,791,442
Total current assets                          51,347,634        30,761,075

Property and equipment                       148,924,771       114,682,082
Other assets
 Marketable equity securities                  1,101,393            33,645
 Investments in unconsolidated affiliates        645,249           496,800
 Deferred lease and loan costs                10,033,020         7,665,891
 Goodwill, net of accumulated amortiza-
  tion                                        10,857,603         3,976,675
 Notes and advances due from non-
  affiliates                                   2,307,682         1,422,247
 Notes and advances due from affiliates             --          14,316,661
 Restricted bond funds                         4,400,000         3,514,969
 Other assets                                  2,751,108         2,687,602

Total other assets                            32,096,055        34,114,490
                                            $232,368,460      $179,557,647

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996
Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  3,500,000     $  1,456,535
  Current maturities of long-term debt        16,491,228        2,055,880
  Accounts payable                            19,981,410       11,201,976
  Accrued expenses                             9,069,849        7,543,131
  Income taxes payable                              --          3,889,809
  Deferred gain                                   40,000           40,000

Total current liabilities                     49,082,487       26,187,331

Deferred gain                                    201,370          371,370
Deferred income taxes                          1,387,000        1,465,877
Long-term debt, less current maturities      140,783,611      110,375,799

Minority interest                              4,448,056        4,068,147

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  13,786,278 and 12,145,875 shares
  outstanding                                      1,379            1,215
 Preferred stock                               6,230,000        8,765,250
 Additional paid-in capital                   38,918,417       26,972,655
 Retained earnings                            (9,942,430)        (929,877)
  Treasury stock                                (541,430)        (120,120)

Total shareholders' equity                    34,665,936       34,689,123

Total Liabilities and shareholders'
 equity                                     $232,368,460     $179,557,647

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995
Operating activities
 Net income (loss)                          $ (5,528,452)    $  4,378,731
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               2,513,126        1,077,789
   Provision for bad debts                     2,500,000
   Amortization of deferred gain                (170,000)            --
   Minority interest                              57,734          181,716
   Deferred income taxes                         (87,856)            --
   Changes in current assets and liabili-
    ties net of effects of acquisitions:
     Accounts receivable                     (16,839,577)     (12,491,771)
   Inventory                                  (1,676,763)        (338,280)
   Prepaid expense and other assets           (1,247,524)      (2,477,168)
   Accounts payable and accrued expenses       6,416,343        8,427,971
   Increase in deferred lease and loan
    costs                                     (2,947,195)      (1,017,781)

Cash (used in) operating activities          (17,010,164)      (2,258,793)

Investing activities
 Purchase of property and equipment          (36,175,749)     (39,301,488)
 Issuance of notes receivable and
  advances to affiliates                      14,316,661       (2,018,200)
 Investment in and advances to Atrium
  Ltd.                                              --           (655,253)
 Restricted bond funds                        (4,056,194)            --
 Changes in marketable equity securities      (1,067,748)        (459,239)
 Change in receivable                           (807,935)       1,141,900
 Investment in unconsolidated subsidiaries      (148,449)            --

Cash (used in) investing activities          (27,939,414)     (41,292,280)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995
Financing activities
 Dividends on preferred stock                   (105,000)         (150,000)
 Redemption of preferred stock                  (600,000)             --
 Net proceeds from issuance of:
  Line of credit                               2,043,465              --
  Common stock                                    70,676           295,198
  Long-term debt                              39,552,301        40,427,251
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,267,894)       (1,210,667)
  Purchase and retirement of common stock     (3,800,411)             --

Cash provided by financing activities         45,233,137        39,361,782

Net (decrease) in cash and cash equiva-
 lents                                           283,559        (4,189,291)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    328,924      $  1,017,894

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

NOTE 2. RESTATEMENT

The consolidated financial statements for the six months ended December 31, 1996, as originally reported, reflect certain accounting policies and estimates which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements have been restated as follows (in thousands):

                      AS PREVIOUSLY REPORTED                       AS RESTATED
                      ----------------------                       -----------
Revenues                   $116,527                                 $116,517
Operating Expenses         $111,937                                 $124,548*
Net Earnings (Loss)        $  1,785                                 $ (5,528)
Shareholders' Equity       $ 41,979                                 $ 34,666

---------------

  * Restated Operating Expenses include (in thousands) (i) an additional accrual for employee benefits of $5,200, (ii) restated inventory of $3,770, (iii) restated operating lease expense of $560, (iv) a provision for doubtful accounts of $2,500, and (v) restated miscellaneous expenses of $581.

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

NOTE 4. INVENTORIES

Inventories consist of the following at December 31, 1996:

          Raw material                         $   330,823
          Work in process                           62,985
          Finished goods                         6,132,774
                                               -----------
                                               $ 6,526,582

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES NOTES TO
             CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:  NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At December 31, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Companies stock held by the affiliates. (See Note 8)

NOTE 6: LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                     December 31,          June 30,
                                        1996                  1996
Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities              $ 65,110,000          $ 59,986,000

Other debt secured by
 retirement and nursing
 facilities                           54,123,531            39,848,938

Other debt                            19,192,726            12,596,741

Capital leases                        18,848,582                    --

Totals                               157,274,839           112,431,679

Current maturities                    16,491,228             2,055,880

Total long-term debt                $140,783,611          $110,375,799

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

NOTE 9:  OTHER TRANSACTIONS

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic. The promissory notes bear
interest at 7% per annum and were due in full on January 10, 1997.   In the
event of a default in the payment of the promissory notes, they were convertible into shares of common stock of the Company. On January 10, 1997, Contour retired all outstanding notes due to sellers of Atlantic in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from the Company, with the balance funded from Contour's existing line of credit with Barnett Bank. The loan from the Company was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand. This note was convertible into 1,950,000 shares of Contour's Common Stock, and on January 10, 1997, the Company exercised this conversion right.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:  OTHER TRANSACTIONS (Continued)

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

NOTE 10:  EXTRAORDINARY ITEMS

During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt associated with the Company's retirement facilities located in Destin, Florida.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 1995

The Company's total revenues for the three months ended December 31, 1996, were $61,387,269 compared to $31,230,177 for the three months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $28,342,120 for the quarter ended December 31, 1995, to $47,950,464 for the quarter ended December 31, 1996. The Company was operating 81 facilities for the quarter ended December 31, 1996 compared to 42 for the quarter ended December 31, 1995. The cost of patient services in the amount of $33,415,649 for the quarter ended December 31, 1996, represented 69% of patient service revenue, as compared to $17,608,280, or 63%, of patient service revenue during the quarter ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

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

General and administrative expenses for the three months ended December 31, 1996 were $12,006,626, representing 19% of total revenues, as compared to $4,314,937, representing 14% of total revenues, for the three months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic.

For the quarter ended December 31, 1996, the Company received a tax benefit of $100,000, which represents an effective tax rate benefit of 25%, as compared to expenses for income taxes of $1,462,598 which represents an effective tax rate of 39%, for the quarter ended December 31, 1995. The tax benefit for the quarter ended December 31, 1996 is a result of a before tax loss for that quarter.

The net loss of $786,904 for the quarter ended December 31, 1996, compares with net income of $2,320,011 for the quarter ended December 31, 1995. The net loss for the quarter ended December 31, 1996, is a result of (1) an extraordinary charge relating to a restructure of debt, and (2) an increase in the cost of patient services as described above and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increase in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states. The delays in Medicaid rate increases are not related to the extraordinary charge.

During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt.

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

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995

The Company's total revenues for the six months ended December 31, 1996, were $116,517,303 compared to $59,870,354 for the six months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $54,177,449 for the six months ended December 31, 1995, to $89,925,434 for the six months ended December 31, 1996. The Company was operating 81 facilities in the six months ended December 31, 1996 compared to 42 for the six months ended December 31, 1995. The cost of patient services in the amount of $70,977,070 for the six months ended December 31, 1996, represented 79% of patient service revenue, as compared to $33,652,390 or 67% of patient service revenue during the six months ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

Medical supply revenues increased from $3,194,315 during the quarter ended December 31, 1995, to $22,856,118 during the quarter ended December 31, 1996. These revenues, which are revenues of Contour, a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended December 31, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Management fees decreased from $1,803,795 in the six months ended December 31, 1995 to $1,492,621 in the six months ended December 31, 1996 because the Company purchased or leased 8 facilities it managed at December 31, 1995. As of December 31, 1995, the Company was managing 25 facilities, and as of December 31, 1996 the Company was managing 18 facilities.

General and administrative expenses for the six months ended December 31, 1996 were $21,816,725 representing 19% of total revenues, as compared to $8,770,518 representing 15% of total revenues, for the six months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

For the six months ended December 31, 1996, the Company incurred a tax benefit of $3,000,000 which represents an effective tax rate of 37%, as compared to expenses for income taxes of $2,747,863 which represents an effective rate of 39% for the six months ended December 31, 1995. The tax benefit is a result of a before tax loss for the six months ended December 31, 1996.

The net loss of $5,528,452 for the six months ended December 31, 1996 compares to net income of $4,378,731 for the six months ended December 31, 1995. The net loss for the six months ended December 31, 1996 is a result of (1) an extraordinary charge relating to a restructuring of debt, as described below, and (2) the increase in the cost of patient services, as described above, and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states. The delays in Medicaid rate increases are not related to the extraordinary charge.

During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt.

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

                               RETIREMENT CARE ASSOCIATES, INC.



DATED: August 25, 1997         By: /s/ Darrell C. Tucker
                                   ---------------------------
                                   Darrell C. Tucker, Treasurer