Form 10-Q/A
period 1997-03-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-08-26
CIK 798540

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

The Company has restated its financial (collectively, the "Restated Entries") information for periods commencing June 30, 1996 through the nine months ended March 31, 1997, as reflected in the Company's Quarterly Reports on Forms 10-Q for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. Adjustments and reclassifications were necessary to correct entries relating to (i) receivables due from third-party payors, (ii) the Company's inventory for such periods, (iii)provisions for doubtful accounts, (iv) provisions for contractual allowances for third-party payors, (v) provisions for accrued liabilities, and (vi) pre-recorded operating leases (collectively, the "Restated Entries").

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

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996

                                             March 31,          March 31,
                                               1997              1996
Revenues
 Patient service revenue                    $ 53,044,270      $ 32,004,561
 Medical supply revenue                       11,736,583         2,100,600
 Management fee revenue:
 From affiliates                                 525,001           957,000
  From others                                    107,579            73,882
 Other operating revenue                         250,193           486,370

                                              65,663,626        35,622,413

Expenses
 Cost of patient services                     36,301,050        18,814,605
 Cost of medical supplies sold                 7,944,318         2,751,524
 Lease expense                                 3,668,546         1,542,445
 General and administrative                   10,704,253         6,848,798
 Depreciation and amortization                 1,668,117           926,608
 Interest                                      3,430,696         1,837,484
 Provision for bad debts                         100,000

                                              63,816,980        32,721,464

Income before minority interest and
 income taxes                                  1,846,646         2,900,949

Minority interest                                (36,900)          (58,097)

Income before income taxes                     1,809,746         2,842,852

Income taxes                                     650,000         1,106,272

Net Income                                  $  1,159,746      $  1,736,580

Net income per common and common equivalent
 share                                               .07               .15

Weighted average shares outstanding           15,567,830        11,861,885

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Nine Months Ended March 31, 1997 and 1996

                                              March 31,         March 31,
                                                1997              1996
Revenues
 Patient service revenue:                   $142,969,704      $ 86,182,010
 Medical supply revenue                       34,592,701         5,294,915
 Management fee revenue:
 From affiliates                               1,777,500         2,538,171
  From others                                    347,701           296,506
 Other operating revenue                       2,493,323         1,181,165

                                             182,180,929        95,492,767

Expenses
 Cost of patient services                    107,278,120        52,466,995
 Cost of medical supplies sold                23,156,604         6,171,863
 Lease expense                                 9,683,743         5,023,376
 General and administrative                   32,520,978        15,619,316
 Depreciation and amortization                 4,181,243         2,004,397
 Interest                                      8,944,547         4,110,317
 Provision for bad debts                       2,600,000                --

                                             188,365,235        85,396,264

Income (loss) before minority interest
 and income taxes                             (6,184,306)       10,096,503

Minority interest                                (44,400)         (127,057)

Income (loss) before income taxes and
 extraordinary item                           (6,228,706)        9,969,446

Income tax provision (benefit)                (2,350,000)        3,854,135

Income (loss) before extraordinary item       (3,878,706)        6,115,311

Extraordinary item, less applicable
 income taxes                                   (490,000)             --

Net Income (loss)                            $(4,368,706)     $  6,115,311

Income (loss) per common and common
 equivalent share before extraordinary item         (.25)              .52

Net income per common and common
 equivalent share                                   (.29)              .52

Weighted average shares outstanding           15,247,055        11,861,885

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
March 31, 1997 and Audited at June 30, 1996



                                             Unaudited          Audited
                                              March 31,         June 30,
                                                1997              1996
Assets

Current
 Cash and cash equivalents                  $    356,197      $     45,365
  Accounts receivable                         39,772,073        20,556,920
  Inventory                                    7,065,172         4,849,819
  Deferred income taxes                          420,000           461,214
  Note and accrued interest receivable           627,500           713,750
  Restricted Bond Fund                         3,400,000         2,342,565
  Prepaid expenses and other                   4,342,014         1,791,442

Total current assets                          55,982,956        30,761,075

Property and equipment                       149,505,579       114,682,082

Other assets
 Marketable equity securities                    895,846            33,645
 Investments in unconsolidated affiliates        734,514           496,800
 Deferred lease and loan costs                11,232,824         7,665,891
 Goodwill, net of accumulated amortiza-
  tion                                        11,068,691         3,976,675
 Notes and advances due from non-
  affiliates                                   1,649,191         1,422,247
 Notes and advances due from affiliates             --          14,316,661
 Restricted bond funds                         6,136,604         3,514,969
 Other assets                                  3,150,805         2,687,602

Total other assets                            34,868,475        34,114,490
                                            $240,357,010      $179,557,647

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
March 31, 1997 and Audited at June 30, 1996



                                             Unaudited          Audited
                                              March 31,         June 30,
                                               1997              1996
Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  3,500,000     $  1,456,535
  Note payable                                 9,750,000             --
  Current maturities of long-term debt         7,970,922        2,055,880
  Accounts payable                            23,862,246       11,201,976
  Accrued expenses                             9,793,846        7,543,131
  Income taxes payable                                --        3,889,809
  Deferred gain                                   40,000           40,000

Total current liabilities                     54,917,014       26,187,331

Deferred gain                                    191,370          371,370
Deferred income taxes                          1,465,877        1,465,877
Long-term debt, less current maturities      140,051,551      110,375,799

Minority interest                              5,140,556        4,068,147

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  14,284,977 and 12,145,875 shares
  outstanding                                      1,429            1,215
 Preferred stock                               3,767,000        8,765,250
 Additional paid-in capital                   42,391,319       26,972,655
 Retained earnings                            (9,369,106)        (929,877)
  Treasury stock                              (      -- )        (120,120)

Total shareholders' equity                    36,790,642       34,689,123

Total Liabilities and shareholders'
 equity                                     $240,357,010     $179,557,647

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1997 and 1996

                                            March 31,         March 31,
                                               1997              1996
Operating activities
 Net income                                 $(4,368,706)    $   6,115,311
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization              4,181,243         1,947,411
   Provision for bad debt                     2,600,000
   Amortization of deferred gain               (180,000)             --
   Minority interest                          1,072,409           127,057
   Deferred income taxes                         41,214              --
   Changes in current assets and liabili-
    ties net of effects of acquisitions:
     Accounts receivable                    (21,815,153)      (12,552,151)
   Inventory                                 (2,215,353)       (1,494,627)
   Prepaid expense and other assets          (3,013,775)       (6,814,868)
   Accounts payable and accrued expenses     11,021,176         6,299,946
   Increase in deferred lease and loan
    costs                                    (4,067,891)       (1,916,123)

Cash (used in) operating activities         (16,744,836)       (8,288,044)

Investing activities
 Purchase of property and equipment         (38,503,782)      (41,025,608)
 Issuance of notes receivable and
  advances to affiliates                     14,316,661        (2,285,205)
 Investment in and advances to Atrium
  Ltd.                                             --          (1,278,684)
 Restricted bond funds                       (3,679,070)             --
 Changes in marketable equity securities       (862,201)         (574,766)
 Change in receivable                          (140,694)        2,396,667
 Investment in unconsolidated subsidiaries     (237,714)             --

Cash (used in) investing activities         (29,106,800)      (42,767,596)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1997 and 1996



                                                March 31,          March 31,
                                                  1997              1996
Financing activities
 Dividends on preferred stock                   (150,000)         (225,000)
 Redemption of preferred stock                  (600,000)         (600,000)
 Net proceeds from issuance of:
  Line of credit                               2,043,465              --
  Common stock                                 1,080,628           355,161
  Long-term debt                              39,893,357        48,036,000
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,644,579)       (1,377,466)
  Purchase and retirement of common stock     (3,800,403)             --

Cash provided by financing activities         46,162,468        46,188,695

Net increase (decrease) in cash and
 cash equivalents                                310,832        (4,866,945)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    356,197      $    340,240

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


NOTE 2. RESTATEMENT

The consolidated financial statements for the nine months ended March 31, 1997, as originally reported, reflect certain accounting policies and estimates which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements have been restated as follows (in thousands):



                         As Previously Reported     As Restated
                         ----------------------     -----------
Revenues                     $182,191                 $182,181
Operating Expenses           $174,367                 $188,365 *
Net Earnings (Loss)          $  3,747                 $ (4,369)
Shareholders' Equity         $ 44,906                 $ 36,790

----------------

* Restated Operating Expenses include (in thousands) (i) an additional accrual for employee benefits of $6,200, (ii) restated inventory of $3,800, (iii) restated operating lease expense of $817, (iv) a provision for doubtful accounts of $2,600, and (v) restated miscellaneous expenses of $581.

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

NOTE 4. INVENTORIES

Inventories consist of the following at March 31, 1997:

          Raw material                         $   352,485
          Work in process                           84,181
          Finished goods                         6,628,506
                                               -----------
                                               $ 7,065,172

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

NOTE 6: LONG-TERM DEBT

Long-term debt payable consisted of the following:

                                     December 31,           June 30,
                                        1996                  1996
Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities               $ 64,295,000          $59,986,000

Other debt secured by
 retirement and nursing
 facilities                            52,127,681           39,848,938

Other debt                             12,751,211           12,596,741

Capital leases                         18,848,581

Totals                                148,022,473          112,431,679

Current maturities                      7,970,922            2,055,880

Total long-term debt                $ 140,051,551         $110,375,799

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

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $32,004,561 for the quarter ended March 31, 1996, to $53,044,270 for the quarter ended March 31, 1997. The Company was operating 86 facilities for the quarter ended March 31, 1997 compared to 54 for the quarter ended March 31, 1996. The cost of patient services in the amount of $18,814,605 for the quarter ended March 31, 1996, represented 59% of patient service revenue, as compared to $36,301,050 or 68% of patient service revenue during the quarter ended March 31, 1997. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed in the comparison of the nine month periods ended March 31 below.

Medical supply revenue increased from $2,100,600 during the quarter ended March 31, 1996, to $11,736,583 during the quarter ended March 31, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1997, and Atlantic Medical Supply Company, Inc. ("Atlantic") effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 67.6% during the quarter ended March 31, 1997, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

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

General and administrative expenses for the three months ended March 31, 1997 were $10,704,253, representing 16% of total revenues, as compared to $6,848,798, representing 19% of total revenues, for the three months ended March 31, 1996. This increase in the dollar amount is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company and the acquisition by Contour of Atlantic and AmeriDyne.

For the quarter ended March 31, 1997, the Company incurred expense for income taxes of $650,000, which represents an effective tax rate of 36%, as compared to expenses for income taxes of $1,106,272, which represents an effective tax rate of 39%, for the quarter ended March 31, 1996.

During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt.

The net income of $1,159,746 for the quarter ended March 31, 1997, decreased from the net income of $1,736,580 for the quarter ended March 31, 1996. The decrease of net income for the quarter ended March 31, 1997 is a result of the increase in the cost of patient services as described above.

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

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1996

The Company's total revenues for the nine months ended March 31, 1997, were $182,180,929 compared to $95,492,767 for the nine months ended March 31, 1996.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $86,182,000 for the nine months ended March 31, 1996, to $142,969,704 for the nine months ended March 31, 1997. The Company was operating 86 facilities in the nine months ended March 31, 1997 compared to 54 for the nine months ended March 31, 1996. The cost of patient services in the amount of $107,278,120 for the nine months ended March 31, 1997, represented 75% of patient service revenue, as compared to $52,466,995 or 61% of patient service revenue during the nine months ended March 31, 1996. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

Medical supply revenues increased from $5,294,915 during the quarter ended March 31, 1996, to $34,592,701 during the quarter ended March 31, 1997. These revenues, which are revenues of Contour, a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne effective March 1, 1996, and Atlantic effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66.5% during the quarter ended March 31, 1997, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

Management fees decreased from $2,834,677 in the nine months ended March 31, 1996 to $2,125,201 in the nine months ended March 31, 1997 because the Company purchased or leased 13 facilities it managed at March 31, 1996. As of March 31, 1996, the Company was managing 24 facilities, and as of March 31, 1997 the Company was managing 11 facilities.

General and administrative expenses for the nine months ended March 31, 1997 were $32,520,978 representing 18% of total revenues, as compared to $15,619,316 representing 16% of total revenues, for the nine months ended March 31, 1996. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

For the nine months ended March 31, 1997, the Company received an income tax benefit of $2,350,000 which represents an effective tax benefit of 38%, as compared to expenses for income taxes of $3,854,135 which represents an effective rate of 39% for the nine months ended March 31, 1996.

The net loss of $4,368,706 for the nine months ended March 31, 1997, compares to net income of $6,115,311 for the nine months ended March 31, 1996. The net loss for the nine months ended March 31, 1997 is a result of (1) an extraordinary charge relating to a restructuring of debt, as described below, and (2) the increase in the cost of patient services, as described above, and the result of delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states. The delays in Medicaid rate increases are not related to the extraordinary charge.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31. 1997, the Company had $1,065,942 in working capital compared to $4,573,744 at June 30, 1996.

During the nine months ended March 31, 1997, cash used by operating activities was 16,744,836 as compared to 8,288,044 for the quarter ended March 31, 1996. The 8,456,792 increase was primarily due to the increase in accounts receivable for the nine months ended March 31, 1997 of $21,815,153. These increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $11,021,176.

Cash used in investing activities during the nine months ended March 31, 1997 was 29,106,800. The expenditures related to purchases of equipment, securities, investments in subsidiaries and advances to affiliates.

Cash provided by financing activities during the nine months ended March 31, 1997 consisted of $39,893,357 in long term loans and $9,340,000 in issuance of preferred stock. Cash used in financing activities consisted of ($1,644,579) in payments of long term debt and the purchase and retirement of common stock of (3,800,403).

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

                               RETIREMENT CARE ASSOCIATES, INC.



DATED: August 25, 1997         By: /s/ Darrell C. Tucker
                                   ----------------------------
                                   Darrell C. Tucker, Treasurer