Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-10-14
CIK 798540

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 2
   (Amending Part II - Items 6, 7, 8 and 9, Part IV - Item 14 and Financial
                                 Statements)

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

                                    PART II

                            AMENDMENT TO FORM 10-K

         The accompanying financial statements of the Company for the twelve months ended June 30, 1996 have been reaudited and restated. Items set forth in this amended Form 10-K have been amended to reflect the effect of the aforementioned restatement, but Items not set forth herein have not been amended from the Company's previously issued Form 10-K for the fiscal year ended June 30, 1996 filed by the Company with the Securities and Exchange Commission (the "Original Form 10-K"). Further, this amended Form 10-K has not been amended to reflect changes in market conditions, revisions to stated estimates or events that have occurred since the filing of the Original Form 10-K in October 1996. Therefore, this amended Form 10-K should be read in conjunction with the Original Form 10-K.



                                   PART II

ITEM 6.  SELECTED FINANCIAL DATA.


         The following selected financial information for the fiscal year ended June 30, 1996, is derived from financial statements of the Company audited by Cherry, Bekaert & Holland, L.L.P., independent certified public accountants. The selected financial information for the fiscal years ended June 30, 1995, 1994 and 1993, is derived from financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants. The selected information for the fiscal year ended June 30, 1992, is derived from financial statements of the Company audited by Laney, Boteler & Killinger, independent certified public accountants. As described more fully in the Company's financial statements, financial information prior to the date of the Company's merger with Capitol Care Management Company, Inc. reflects the financial information of Capitol Care Management Company, Inc.



BALANCE SHEET DATA:


                                             AT JUNE 30,
                    1996(1)(2)  1995(1)(2)    1994(1)(2)   1993(1)(2) 1992(1)
Current Assets   $ 29,478,560  $25,782,546  $12,449,522  $1,404,228  $240,088
Total Assets      177,492,287   80,257,546   31,230,025   2,453,241   359,397
Current Liabili-
 ties              30,974,720   22,857,244    9,328,989   1,677,250   215,255
Working Capital
 (Deficit)         (1,496,160)   2,925,302    3,120,533    (273,022)   24,833
Long-Term Debt    108,481,040   32,426,023    8,199,915        -0-     11,164
Redeemable Pre-
 ferred Stock       2,400,000    3,000,000        -0-          -0-        -0-
Shareholders'
 Equity            30,886,118   19,733,254   13,399,751     775,991   132,978



(1) Effective November 30, 1992, the Company acquired the stock of CCMC in a reverse acquisition in which CCMC's stockholders acquired voting control of the Company. The transaction was accounted for as a purchase with CCMC as the acquiring company because CCMC's stockholders acquired a majority of the voting rights in the combined company. Accordingly, the results of operations prior to November 30, 1992, are those of CCMC.

(2) On May 1, 1993, the Company entered into operating lease agreements for seven licensed nursing homes and one personal care facility. Prior to May 1, 1993, the Company and its predecessor, Capitol Care Management Company, Inc., were engaged exclusively in the management of retirement facilities and nursing homes. Subsequent to May 1, 1993, the Company, through the operating leases on the eight facilities, began to operate facilities resulting in the recognition of $2,399,906 of patient service revenues and $222,610 of other revenues for the year ended June 30, 1993. During the year ended June 30, 1993, the eight facilities incurred $2,037,694 of operating expenses resulting in an operating margin of $584,822. During the year ended June 30, 1994, the Company continued its expansion into the operation of facilities, with the acquisition of two retirement facilities and two nursing home facilities accounted for using the purchase method of accounting and new operating lease commitments for eleven nursing homes and one retirement facility. The addition of these sixteen facilities either through direct acquisition or operating leases increased patient service revenues by $16,520,401, total revenues by $136,124 and operating expenses by $12,774,764. During the year ended June 30, 1995, the Company purchased three nursing homes and two retirement facilities and leased seven more nursing homes. During the fiscal year ended June 30, 1996, the Company purchased seven nursing homes and four retirement facilities and leased eight nursing homes and three retirement facilities.

STATEMENT OF INCOME DATA:

                                      FOR THE YEARS ENDED JUNE 30,
                    1996         1995         1994         1993       1992
                ------------  -----------  -----------  ----------  --------
Revenues        $134,011,369  $79,616,053  $37,971,052  $4,553,666  $610,981
Operating
 Expenses        124,631,352   70,598,837   32,993,562   3,615,109   585,535
Net Income         1,746,808    5,058,503    2,917,642     573,557    18,951
Net Income (loss)
 applicable to
 common stock       (519,969)   4,833,503    2,917,642     573,557    18,951
Net Income
 (Loss) Per
 Common and
 Common Equi-
 valent
 Share(1)       $       (.05)  $      .38  $       .30  $      .11  $    .02

Weighted
 Average
 Shares(1)        11,324,755   12,616,835    9,839,993   5,010,354   964,688

Cash Dividends
 Per Common
 Share           $    -0-     $    -0-     $    -0-     $   -0-     $  -0-

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


         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $69,949,822 for the year ended June 30, 1995 to $119,499,849 for the year ended June 30, 1996. The cost of patient services in the amount of $81,082,972 for the year ended June 30, 1996, represents 68% of patient service revenue, as compared to $47,778,410, or 68%, of patient service revenue during the year ended June 30, 1995.

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

         The Company converted four managed properties to leased properties during the fiscal year ended June 30, 1996, which resulted in an increase in net revenues of $1 million during the fiscal year ended June 30, 1996 compared to the fiscal year ended June 30, 1995. The number of leased or owned properties at year-end are presented in the table below (the table does not included managed facilities):

                   TYPE                       FISCAL 1994           FISCAL 1995             FISCAL 1996
                   ----                       -----------           -----------             -----------
                Nursing                           20                    30                      48
                Retirement                         6                     8                      18
                                                 -----                 -----                  ------

                Total                             26                    38                      66

         For facilities that were in place for the entire year ended June 30, 1995 and June 30, 1996, revenue increased approximately $3 million, or 5%, during the year ended June 30, 1996. For these same facilities, average rates increased approximately 3% while patient-days increased approximately 2%.

         During the year ended June 30, 1996, the Company had revenue from medical supply sales of $14,542,421, an approximately $6.2 million increase compared to fiscal year ended June 30, 1995, of which $4,717,169 was intercompany sales which were eliminated in consolidation. These sales reflect the operations of Contour Medical, Inc., of which the Company acquired a majority interest on September 30, 1994. Because the Company acquired Contour on September 30, 1994, only nine months of activity were recorded for fiscal year ended June 30, 1995. Sales for those nine months of $3,617,439 have been annualized and recorded for the year ended June 30, 1995 and comprise $1.2 million of the $6.2 million increase in medical supplies revenue for the fiscal year ended June 30, 1995. Sales for the nine month period following the Contour acquisition have been annualized so as not to distort the net increase in revenues from the fiscal year ended June 30, 1995 to the fiscal year ended June 30, 1996. Moreover, Contour acquired AmeriDyne on March 1, 1996, which contributed $3.6 million of revenue for the fiscal year ended June 30, 1996 (see Contour 6/30/96 10-K, page 16). While AmeriDyne contributed $3.6 million of revenue for the fiscal year ended June 30, 1996 (as set forth correctly in Contour's 6/30/96 10-K), Contour's $4.7 million in sales should not have been labeled intercompany because this amount was not attributable to sales to RCA. The remaining $1.4 million increase in sales increase is attributable to the internal growth of the business. The change in costs of goods sold as a percentage of sales during fiscal year ended June 30,

1996 versus fiscal year ended June 30, 1995 is not meaningful because the method of recording intercompany elimination changed during the fiscal year ended June 30, 1996. During the fiscal year ended June 30, 1995, intercompany sales of $4,995,346 were recorded as an elimination of medical supply revenue and an elimination of routine and ancillary costs. During the fiscal year ended June 30, 1996, intercompany sales of $4,717,169 was recorded as an elimination of medical supply revenue and an elimination of medical supply costs of goods sold. If fiscal year ended June 30, 1996 is treated identically to fiscal year ended June 30, 1995, the costs of goods sold margin would be 107% of sales as compared to 87% of sales during fiscal year ended June 30, 1995. The increase in costs of goods sold margin is primarily attributable to the fact that sales to RCA comprised 32% of Contour's sales during fiscal year ended June 30, 1996 (representing costs without associated revenues), while sales to RCA comprised only 22% of Contour's sales during fiscal year ended June 30, 1995. The Cost of Goods Sold for the year ended June 30, 1996, was $5,773,934.

         Lease expense increased from $5,769,232 in the year ended June 30, 1995, to $8,442,671 in the year ended June 30, 1996. This increase is primarily attributable to the increased numbers of facilities leased during the year, as well as the full year effect of leased facilities that started during the year ended June 30, 1995. There were ten new facilities leased during the fiscal year ended June 30, 1996.

         General and administrative expenses for the year ended June 30, 1996, were $23,192,250, representing 17% of total revenues, as compared to $12,769,582 representing 16% of total revenues, for the year ended June 30, 1995.


         During the year ended June 30, 1996, the Company recorded a $3,423,117 provision for bad debts. The amount of the provision for bad debts was based upon the aging and estimated collectibility of receivables from Medicare, Medicaid and private payors. During the year ended June 30, 1996, the aging of receivables increased compared with the aging of receivables at June 30, 1995. In addition, at June 30, 1996, a larger amount of the receivables was deemed to be uncollectible than at June 30, 1995. As of June 30, 1995, the estimated allowance for bad debts was immaterial to the financial statements and was, therefore, not recorded. The Company's consideration of several factors related to the current accounts receivable balance for fiscal year 1996 resulted in the Company recording a $2.7 million bad debt reserve. The Company considered the overall increase in patient account balances (approximately 80%) resulting from the Company's acquisitions during fiscal year 1996, the deterioration in the aging categories due to untimely collection practices by individual facilities which in several cases resulted in the expiration of allowable time periods to bill accounts, the significant rise in accounts receivable net days, the growth in self-pay balances and the lack of timely write-off of uncollectible accounts throughout the fiscal year.


         During the year ended June 30, 1996, the Company had $1,847,868 in interest income and financing fees as compared to $658,215 in interest income and financing fees for the year ended June 30, 1995. Financing fees, which totaled $150,000 for the year ended June 30, 1996, represent fees received by the Company for assisting other companies to obtain financing for nursing homes and retirement facilities. The increase in interest income is a result of the increased amount of advances to related parties during the current year.

         Interest expense increased from $1,179,052 in the year ended June 30, 1995, to $7,948,091 in the year ended June 30, 1996. This increase is primarily attributable to the increased numbers of facilities acquired by the Company during the year, as well as the full year effect of facilities that were acquired by the Company during the year ended June 30, 1995.

         For the year ended June 30, 1996, the Company incurred expenses for income taxes of $1,307,091, which represents an effective tax rate of 48%, as compared to expenses for income taxes of $3,419,092, which represents an effective tax rate of 40%, for the year ended June 30, 1995. The increase in the effective tax rate is mainly the result of a non-deductible tax penalty of approximately $400,000 which was assessed during the year ended June 30, 1996.

         The net income of $1,746,808 for the year ended June 30, 1996, is less than the net income of $5,058,503 for the year ended June 30, 1995, due to the provision of an additional allowance for bad debts and increased interest expense because of the larger number of facilities acquired during the most recent fiscal year.

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

         Lease expense increased from $3,714,105 in the year ended June 30, 1994, to $5,769,232 in the year ended June 30, 1995. This increase is primarily attributed to the increased number of facilities leased during the year, as well as the full year effect of leased facilities that started during the year ended June 30, 1994. There were six new facilities leased during the fiscal year ended June 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had $(1,496,160) in working capital compared to $2,925,302 at June 30, 1995.

         During the year ended June 30, 1996, cash provided by operating activities was $5,279,626 as compared to $4,208,048 for the year ended June 30, 1995. The $1,071,578 increase was primarily due to the increased accounts payable associated with acquiring facilities in the year ended June 30, 1996 and an increase in depreciation and amortization from 1,128,183 for the year ended June 30, 1995 to $3,406,986 for the year ended June 30, 1996.

         Cash used in investing activities during the year ended June 30, 1996, was $44,711,326. The expenditures primarily related to acquisitions to purchases of property and equipment of $12,490,298, and advances to affiliates and non-affiliates of $8,935,686 due to capital expenditures and working capital deficits of the affiliates.

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

         Cash provided by financing activities during the year ended June 30, 1996, totaled $34,769,880. Sources of cash included capital investment by minority shareholders of a subsidiary of $2,088,492, proceeds from issuance of preferred stock of $9,300,000, proceeds from stock options and warrants exercised of $559,595, and proceeds from long-term debt and lines of credit of $35,329,244. Cash used in financing activities primarily consisted of $9,443,626 in payments of long-term debt, $2,419,783 in payments of debt issuance costs, and $600,000 in redemption of preferred stock, $274,040 in purchases of treasury stock, and $270,000 for dividends on preferred stock.

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


         Subsequent to year end, the Company raised approximately $9,340,000 in net proceeds from the sale of the Series F convertible preferred stock in a private offering to foreign investors. The proceeds of this offering are being used for working capital purposes.

         On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and Series A redeemable convertible preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over the five years for $3,000,000 in cash. $600,000 was paid on September 30, 1996 pursuant to this obligation. Management intends to fund these redemptions from cash flow generated from operations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Independent Auditors' Reports appear at pages F-1 and F-2, and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-27 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In August 1997, the accounting firm of Coopers & Lybrand, L.L.P. resigned as the Company's independent accountants and notified the Company that its report on its audit of the Company's financial statements for the fiscal year ended June 30, 1996 should no longer be relied upon.

         The Company engaged the accounting firm of Cherry, Bekaert & Holland, L.L.P. to reaudit the Company's financial statements for the fiscal year ended June 30, 1996.


     These changes in the Company's independent accountants were previously reported in the Company's Current Report on Form 8-K dated August 14, 1997 (as amended by an amendment to such Current Report on Form 8-K/A filed with the Commission on September 9, 1997).

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:


                                                                    Page(s)
  Independent Auditors' Report ..................................     F-1

  Report of Independent Certified Public Accountants ............     F-2

  Consolidated Balance Sheets as of June 30, 1996 and 1995.......  F-3 - F-4

  Consolidated Statements of Income for the years ended
    June 30, 1996, 1995 and 1994.................................     F-5

  Consolidated Statements of Shareholders' Equity for the
    years ended June 30, 1996, 1995 and 1994.....................  F-6 - F-7

  Consolidated Statements of Cash Flows for the years ended
    June 30, 1996, 1995 and 1994.................................  F-8 - F-9

  Notes to Financial Statements.................................. F-10 - F-27


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

 3.6*          Articles of Amendment to

               Incorporation (Series E
               Convertible Preferred
               Stock)

 3.7*          Articles of Amendment to
               Articles of Incorporation
               (Series F Convertible Pre-
               ferred Stock) and Certif-
               icate of Correction to
               same

10.1*          Employment Agreement
               with Darrell C. Tucker

10.2*          Management and Marketing
               Agreement with Affiliates

10.3*          Nursing Home Management
               Agreements with Affiliates

10.4*          Lease Agreements with
               Affiliates

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

18             Letter re changes in         Filed herewith electronically
               accounting principles

21*            Subsidiaries of the
               Registrant

23.1           Consent of Cherry, Bekaert   Filed herewith electronically (see
               & Holland, L.L.P.            Item 14(a)1. hereof)

23.2           Consent of BDO Seidman, LLP  Filed herewith electronically (see
                                            Item 14(a)1. hereof)

27             Financial Data Schedule      Filed herewith electronically
                                            (for SEC use only)

---------------
*Previously filed.



         (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

Independent Auditor's  Report

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                              /s/ Cherry, Bekaert & Holland, L.L.P.
                              CHERRY, BEKAERT & HOLLAND, L.L.P.


Greensboro, North Carolina
October 7, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of
   Retirement Care Associates, Inc.

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Retirement Care Associates, Inc. and Subsidiaries for the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Retirement Care Associates, Inc. and Subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



                                    /s/ BDO Seidman, LLP
                                        BDO SEIDMAN, LLP

Atlanta, Georgia
October 9, 1995,
Except for Note 1
which is as of
May 1, 1996

                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995


                                                                            1996                    1995
ASSETS
Current Assets
  Cash and cash equivalents                                          $       45,365             $ 5,207,185
  Accounts receivable, net                                               18,845,780              11,282,467
  Notes and advances due from affiliates                                       -                  2,314,250
  Inventories                                                             3,998,991               1,364,569
  Note and accrued interest receivable                                      613,750               2,396,667
  Deferred tax asset                                                      2,008,430                       -
  Restricted bond funds                                                   2,342,565                 719,175
  Prepaid expenses and other assets                                       1,623,679               2,498,233

    Total current assets                                                 29,478,560              25,782,546

Property and equipment, net of
  accumulated depreciation                                              111,420,486              37,233,506

Marketable equity securities                                                 33,645                  99,510
Investment in unconsolidated affiliates                                     496,800               4,431,235
Deferred loan and loan costs                                              7,665,891               3,732,197
Goodwill, net of accumulated amortization                                 6,636,675               1,798,881
Notes and advances due from non-affiliates                                1,372,247                    -
Notes and advances due from affiliates                                   14,316,661               5,013,972
Restricted bond funds                                                     3,514,969                 418,312
Other assets                                                              2,556,353               1,747,387

    Total assets                                                       $177,492,287             $80,257,546





The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995


                                                                            1996                    1995
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Lines of credit                                                      $3,556,535              $1,745,316
    Current maturities of long-term debt                                  2,220,491               8,640,871
    Accounts payable                                                     10,115,347               7,699,640
    Accrued expenses                                                     11,316,030               3,184,233
    Income taxes payable                                                  3,726,317               3,158,000
    Deferred income taxes                                                      -                    134,500
    Deferred gain                                                            40,000                  40,000
         Total current liabilities                                       30,974,720              24,602,560

Deferred gain                                                               371,370                 261,370
Deferred income taxes                                                       277,000                    -
Long-term debt, less current                                            108,481,040              30,680,707

Minority interest                                                         4,122,039               1,979,655

Commitments and contingencies

Redeemable convertible preferred stock                                    2,400,000               3,000,000

Shareholders' equity
    Common stock, $.0001; 300,000,000 shares
    authorized; 12,145,875 and 10,317,083
    shares issued, respectively                                               1,214                   1,031

    Preferred stock                                                       7,408,279                       -
    Additional paid-in capital                                           28,329,625              18,555,677
    Retained earnings (deficit)                                          (4,752,880)              1,176,546
    Treasury stock, at cost                                                (120,120)                   -
                                                                         30,866,118              19,733,254
                                                                       $177,492,287             $80,257,546





The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                       Consolidated Statements of Income
                For the Years Ended June 30, 1996, 1995 and 1994


                                                            1996                1995              1994
Revenues:
    Net patient service revenue                         $119,499,849        $ 69,949,822       $ 34,340,394
    Medical supply revenue                                 9,825,252           3,617,439               -
    Management fee revenue:
         From affiliates                                   3,472,900           3,517,500          3,034,445
         From others                                         308,533             652,194            258,504
    Other revenue                                            904,835           1,879,098            337,709
      Total revenues                                     134,011,369          79,616,053         37,971,052

Expenses:
    Cost of patient services                              80,815,511          47,778,410         23,088,387
    Cost of medical supplies sold                          5,350,817           3,153,430               -
    Lease expense                                          8,442,671           5,769,232          3,714,105
    General and administrative                            23,192,250          12,769,582          5,953,793
    Depreciation and amortization                          3,406,986           1,128,183            237,277
    Provision for bad debts                                3,423,117               -                  -
      Total expenses                                     124,631,352          70,598,837         32,993,562

Operating income                                           9,380,017           9,017,216          4,977,490

Other income (expense):
    Interest income                                        1,847,868             658,215               -
    Interest expense                                      (7,948,091)         (1,179,052)          (232,365)

Income before minority interest,
    income taxes and cumulative effect
    of change in accounting principle                      3,279,794           8,496,379          4,745,125

Minority interest                                           (597,895)            (18,784)              -

Income before income taxes and cumulative
    effect of change in accounting principle               2,681,899           8,477,595          4,745,125

Income taxes                                               1,307,091           3,419,092          1,827,483

Income before cumulative effect of
    change in accounting principle                         1,374,808           5,058,503          2,917,642

Cumulative effect of change in accounting
  principle, net of income taxes of $228,000                 372,000                -                  -

Net income                                                $1,746,808          $5,058,503         $2,917,642

Preferred stock dividends                                  2,266,777             225,000               -

Net income (loss) applicable to common stock               $(519,969)         $4,833,503         $2,917,642

Income (loss) per common and common equivalent share:
    Income (loss) before cumulative effect of
      change in accounting principle                    $      (0.08)         $     0.38         $      .30

    Cumulative effect of change in
      accounting principle                                      0.03                   -                  -

    Net income (loss)                                          (0.05)               0.38                .30

Weighted average shares outstanding
                                                          11,324,755          12,616,835          9,839,993





The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1996, 1995 and 1994




                                                                 Preferred Stock
                                                                                                     Common Stock
                                                      Series A      Series C       Series E      Shares      Amount
Balance June 30, 1993                                $ 670,642     $ 833,000       $   -       5,391,896     $  539
    Issuance of common stock upon conversion
      of Series A preferred stock                     (670,563)         -              -         558,802         56
    Issuance of common stock upon conversion
      of Series C preferred stock                         -         (833,000 )         -         833,333         83
    Private placement Reg D                               -             -              -       1,494,165        149
    Expenses on private placement Reg D                   -             -              -            -          -
    Acquisition of Retirement Management
      Corporation                                         -             -              -          80,000          8
    Stock dividend, 5%                                    -             -              -         417,970         42
    Private placement Reg S                               -             -              -         750,000         75
    Expenses of private placement Reg S                   -             -              -            -          -
    Recognition of convertibility of Series A
      preferred stock                                  364,004          -              -            -          -

    Net Income                                            -             -              -            -          -

Balance June 30, 1994                                $ 364,083      $   -          $   -       9,526,166     $  952
    Issuance of common stock upon conversion
      of Series A preferred stock                     (364,083)                                   69,508          7
    Issuance of common stock upon conversion
      of Series D preferred stock                         -             -              -         125,000         12
    Issuance of common stock upon
      Contour Medical, Inc. acquisition                   -             -              -         105,000         11
    Preferred stock, 10% dividend                         -             -              -            -          -
    Stock dividend, 5%                                    -             -              -         491,409         49

    Net Income                                            -             -              -            -          -

Balance June 30, 1995                                $    -         $   -          $   -      10,317,083     $1,031
    Issuance of Series E preferred stock                  -             -         9,300,000         -          -
    Issuance of common stock upon conversion
    of Series E preferred stock                           -             -          (534,750)      54,516          5
    Unmamortized balance on imputed
    Series E preferred stock
    dividend                                              -             -          (1,356,971)      -          -
    Treasury stock purchased                              -             -              -            -          -
    Retirement of treasury stock                          -             -              -         (15,500)        (2)
    Stock issued in exchange for cancellation
      of warrants and stock warrants exercised            -             -              -       1,198,894        120
    Stock options exercised                               -             -              -          22,076          2
    Preferred stock, 10% dividend                         -             -              -            -          -
    Stock dividend, 5%                                    -             -              -         568,806         58

    Net Income                                            -             -              -            -          -

Balance June 30, 1996                                $    -         $   -       $ 7,408,279   12,145,875     $1,214






The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1996, 1995 and 1994


                                                                                            Retained
                                                                           Paid-In          Earnings     Treasury
                                                                           Capital          (Deficit)      Stock
Balance June 30, 1993                                                   $(1,433,725)    $   705,535       $    -
    Issuance of common stock upon conversion
      of Series A preferred stock                                           670,507            -               -
    Issuance of common stock upon conversion
      of Series C preferred stock                                           832,917            -               -
    Private placement Reg D                                               5,047,349            -               -
    Expenses on private placement Reg D                                    (520,580)           -               -
    Acquisition of Retirement Management
      Corporation                                                           399,992            -               -
    Stock dividend, 5%                                                    2,980,092      (2,980,134)           -
    Private placement Reg S                                               5,249,925            -               -
    Expenses on private placement Reg S                                    (470,800)           -               -
    Recognition of convertibility of Series A
      preferred stock                                                      (364,004)           -               -
    Net income                                                                 -          2,917,642            -

Balance June 30, 1994
                                                                        $12,391,673     $   643,043       $    -
    Issuance of common stock upon conversion
      of Series A preferred stock                                           364,076            -               -
    Issuance of common stock upon conversion
      of Series D preferred stock                                           499,989            -               -
    Issuance of common stock upon
      Contour Medical, Inc. acquisition                                     999,988            -               -
    Preferred stock, 10% dividend                                              -           (225,000)           -
    Stock dividend, 5%                                                    4,299,951      (4,300,000)           -
    Net income                                                                 -          5,058,503            -

Balance June 30, 1995                                                   $18,555,677     $ 1,176,546       $    -
    Issuance of Series E preferred stock                                       -               -               -
    Issuance of common stock upon conversion
      of Series E preferred stock                                           534,743            -               -
    Unamortized balance on imputed
      Series E preferred stock
      dividend                                                            1,356,971            -               -
    Treasury stock purchased                                                   -               -           (274,040)
    Retirement of treasury stock                                               -           (153,918)        153,920
    Stock issued in exchange for cancellation
      of warrants and stock warrants exercised                              473,673                            -
    Stock options exercised                                                 156,303            -               -
    Preferred stock, 10% dividend                                              -           (270,000)           -
    Stock dividend, 5%                                                    7,252,258      (7,252,316)           -
    Net income                                                                 -          1,746,808            -

Balance June 30, 1996                                                   $28,329,625     $(4,752,880)      $(120,120)




The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Years Ended June 30, 1996, 1995 and 1994


                                                                     1996             1995             1994
Cash flows from operating activities
    Net income                                                  $  1,746,808     $  5,058,503     $  2,917,642
    Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                           3,406,986        1,128,183          237,277
           Loss on sale of marketable securities                      29,085             -                -
           Cumulative effect of change in accounting
             principles                                             (372,000)            -                -
           Amortization of deferred gain                             (40,000)         (40,000)         (40,000)
           Provision for bad debt                                  3,423,117             -                -
           Equity in income from investees                           146,800             -                -
           Minority interest                                         597,895           18,784             -
           Deferred Income
                                                                  (1,297,613)         261,092          (91,237)
Changes in assets and liabilities net of
             effects of acquisitions
                 Accounts receivable                             (10,672,485)      (6,012,900)      (4,071,251)
                 Inventories                                      (2,245,194)        (996,139)            -
                 Prepaid expenses and other assets                   703,690         (642,013)      (1,373,827)
                 Accrued interest receivable                         157,917         (196,667)            -
                 Accounts payable and accrued expenses             9,964,620        6,608,148        5,509,837
                 Deferred lease and loan costs                          -            (978,943)      (1,565,130)

                     Net cash provided by
                      operating activities                         5,549,626        4,208,048        1,523,311

Cash flows from investing activities:
    Purchases of property and equipment                          (12,490,298)      (6,079,610)      (5,093,344)
    Proceeds from sale leaseback transaction                            -           4,500,000             -
    Proceed from repayment of notes receivable                     2,200,000             -                -
    Issuance of note receivable and advances
      to affiliates and non-affiliates                            (8,935,677)      (1,742,147)      (5,142,182)
    Purchase of bonds receivable                                        -          (4,487,936)            -
    Purchase of notes receivable                                        -                -          (2,200,000)
    Investments in unconsolidated affiliates                       3,787,635       (3,335,833)        (783,904)
    Restricted bond funds
                                                                  (4,720,047)         (17,317)         913,857
    Proceed from sale of fixed assets                                   -                -           2,481,370
    Cash acquired in acquisition of Contour Medical, Inc.               -              73,254             -
    Decrease (increase) in marketable equity securities                 -             444,863         (544,373)
    Proceed from sale of marketable equity securities                 36,780             -                -
    Goodwill paid in acquisitions                                 (2,327,736)            -             (93,422)
    Acquisitions, net of cash required
                                                                 (21,938,513)            -                -
    Payment of deferred lease costs                                 (593,470)            -                -

                   Net cash used in investing activities        $(44,981,326)    $(10,644,726)    $(10,461,998)





The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
               Consolidated Statements of Cash Flows (continued)
                For the Years Ended June 30, 1996, 1995 and 1994


                                                                       1996          1995          1994
Cash flows from financing activities
    Capital investment by minority shareholders
      of subsidiary                                               $ 2,088,492    $ 1,729,469     $     -
    Redemption of preferred stock                                    (600,000)          -              -
    Purchase of treasury stock                                       (274,040)          -              -
    Dividends on preferred stock                                     (270,000)      (225,000)          -
    Proceeds from issuance of preferred stock                       9,300,000           -         9,306,118
    Proceeds from stock options and warrants exercised                559,593           -              -
    Proceeds from long-term debt and net borrowings
      under line of credit                                         35,329,244     11,309,986        112,754
    Payments on long-term debt                                     (9,443,626)    (2,130,654)          -
    Payments on deferred loan costs                                (2,419,783)          -              -

                     Net cash provided by financing
                       activities                                  34,269,880     10,683,801      9,418,872

Net increase (decrease) in cash and cash equivalents               (5,161,820)     4,247,123        480,185

Cash and cash equivalents, beginning of year                        5,207,185        960,062        479,877

Cash and cash equivalents, end of year                            $    45,365    $ 5,207,185     $  960,062





The accompanying notes are an integral part of the consolidated financial statements.

RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Retirement Care Associates, Inc. ("RCA" or the "Company") operates 64 leased and owned nursing and retirement facilities in the Southeast United States and manages, for both related and unaffiliated third parties, an additional 28 nursing and retirement facilities. The Company also owns a majority interest in Contour Medical, Inc. ("Contour") whose principal operations consist of distributing medical supplies to healthcare facilities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets (five to thirty years). Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in income.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

During the year ended June 30, 1995, the Company acquired a 35% interest in In-House Rehab, Inc. ("In-House"), a therapy service company, for $350,000. The Company accounts for its investment in In-House on the equity method. The Company's share of In-House's net income was $146,800 and $0 for the years ended June 30, 1996 and 1995, respectively.

Investment in affiliates as of June 30, 1995 included the investment in In-House and The Atrium of Jacksonville, Ltd. ("Atrium"). The accounts of Atrium are consolidated with those of the Company as of June 30, 1996.

DEFERRED LEASE AND LOAN COSTS

Deferred lease and loan costs, consisting of lease acquisition fees paid to lessors and loan commitment fees and related expenditures, are amortized over the respective terms of the lease or loan using the interest method. The related amortization of the lease and loan cost is recorded as lease and interest expense, respectively.

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

GOODWILL

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Any permanent impairment would be recognized by a charge against earnings. Accumulated amortization of goodwill approximated $233,000 and $111,000 as of June 30, 1996 and 1995, respectively.

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

There has been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid payments for long-term and rehabilitative services. The Company cannot predict at this time whether any of these proposals will be accepted or, if adopted and implemented, what effect such proposals would have on the Company.

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

NET INCOME PER SHARE

Net income per share is computed on the basis of net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding during each year, retroactively adjusted to give effect to the stock dividends. Shares used in the calculation consist of the weighted average number of shares actually outstanding as well as the weighted average number of common share equivalents which include dilutive convertible preferred stock, stock options and warrants.

Common stock equivalents for the year ended June 30, 1996 have not been included since the effect would be antidilutive. Shares used in the calculation for the year ended June 30, 1995 consisted of the weighted average number of shares actually outstanding (10,798,292), as well as, the weighted average number of common share equivalents (1,818,543) which include dilutive stock options and warrants as described below. Shares used in the calculation for the year ended June 30, 1994 consisted of the weighted average number of shares actually outstanding (8,292,882) together with the weighted average numbers outstanding of common shares expected to be issued upon the conversion of all of the Series A convertible preferred stock (672,497 shares) issued in the merger since the income levels required to permit conversion were currently being attained. Shares used in the calculation also included the weighted average number of common share equivalents (874,614) which include dilutive stock options and warrants as described below.

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

NEW PRONOUNCEMENTS

The Financial Accounting Standards Board has released Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard would be effective for the company's fiscal year ended June 30, 1997.

The Financial Accounting Standards Board also released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options, and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, SFAS No. 123 requires that companies not adopting must disclose pro forma net income and earnings per share. The Company will continue to apply the prior accounting rules and make pro forma disclosures. This standard would be effective for the Company's fiscal year ending June 30, 1997.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentations.

2. BUSINESS ACQUISITIONS:

CONTOUR

On September 30, 1994, the Company acquired a 63% interest in Contour through the acquisition of preferred and common stock from the existing shareholders. Contour is a publicly held company based in St. Petersburg, Florida, which manufactures a full line of orthopedic care and rehabilitation products. In connection with the acquisition of the 63% interest in Contour, the Company paid $4,000,000, consisting of 137,813 shares of its common stock and 300,000 shares of a new series of redeemable convertible preferred stock (see Note 9).

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

OTHER

During the year ended June 30, 1996, the Company purchased a number of other facilities. Such purchases included both nursing and retirement facilities. The data related to these purchases is as follows:


                                                                                 1996
         Number of Facilities Purchased:
         Nursing                                                                    7
         Retirement                                                                 3
         Total                                                                     10

         Cost of acquired facilities:
         Cash paid                                                        $   223,000
         Debt incurred                                                     19,811,000
         Total                                                            $20,034,000


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

The following table presents unaudited pro forma results of operations data as if the acquisitions described above had occurred on July 1, 1994.


                                                                      For the year ended June 30,
                                                                              (Unaudited)


                                                                       1996                  1995
                 Revenue                                          $148,466,000           $127,671,000
                 Net income (loss)                                  (1,828,997)             5,568,000
                 Net income per share                                     (.04)                   .42



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

3. RELATED PARTY TRANSACTIONS

The Company provides management and administrative services for 19 facilities owned by affiliates and also leases one facility from an affiliate. The affiliates are owned and controlled by two individuals who are officers and directors of the Company. These services are provided pursuant to agreements which have five-year terms and are cancelable with sixty days written notice by either party. The agreements provide for monthly fees ranging from $6,000 to $30,000 per facility and expire through 1999. Revenue from these management services totaled $3,472,900, $3,517,500 and $3,034,445 for the years ended June 30, 1996, 1995 and 1994.

CCMC maintains a cash management account where all operating cash funds of the managed facilities are pooled into one bank account and invested daily. Notes and advances due from affiliates consist of advances to facilities, net of advances from facilities, owned by the following affiliated entities:

                                                                                       June 30,
                                                                              1996                 1995
Gordon Jensen Health Care Association, Inc.                                $2,982,975           $2,117,562
Winter Haven Homes, Inc.                                                    8,887,833            4,966,589
Southeastern Cottages, Inc.                                                   679,144              105,533
National Assistance Bureau, Inc.                                            1,326,391              748,801
Chamber Health Care Society, Inc.                                             336,857             (610,263)
Senior Care, Inc.                                                              84,095                 -
Other Affiliates                                                               19,366                 -
                                                                          $14,316,661           $7,328,222
Less current portion                                                           -                 2,314,250
                                                                          $14,316,661           $5,013,972

During 1995 and 1994, the Company received notes as consideration for advances totaling $5,360,000. These notes require quarterly interest payments at 8% per annum with all principal and accrued interest due on or before June 30, 1998. The notes were collateralized by second mortgages on facilities owned by affiliates and certain notes receivables are guaranteed by the principals of Winter Haven, who are shareholders of the Company. All notes and advances due from affiliates which existed at June 30, 1996, were liquidated subsequent to year end.

FACILITY ACQUISITIONS AND LEASES

On April 28, 1995, the Company purchased a 210-unit nursing home of an affiliate. The purchase price was $5,650,000 and was financed with $500,000 from the Company and a $5,150,000 mortgage loan from an unrelated third-party real estate investment trust.

On February 27, 1996, the Company purchased a 36-unit retirement facility from an affiliate. The purchase price was $2,000,000 and was financed with $400,000 from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust.

On May 5, 1996, the Company entered into a lease agreement with an affiliate to rent a 60-unit nursing home. Terms of the agreement are ten years at $300,000 per year beginning on June 1, 1996. The total lease payments in 1996 were $25,000.

The Company's exposure to credit loss in the event of nonperformance by its related parties totaled $14,316,661 and $7,938,485 as of June 30, 1996 and 1995, respectively.

ADDITIONAL TRANSACTIONS

The Company paid amounts to affiliates for obtaining financing of $190,000 for the year ended June 30, 1995. During 1994, the Company paid amounts to affiliates for lease acquisition and buy out costs, financing fees and financial advisory fees of $350,000, $300,000, and $70,000, respectively.
These amounts are deferred and included in deferred lease and loan costs in the accompanying balance sheets.

The Company was paid fees of $150,000 and $400,000 by affiliates in connection with locating financing for three facilities in 1996 and two facilities in 1995, respectively. These fees were included in interest income on the accompanying statements of income.

The Company has service and consulting agreements whereby In-House provides therapy and case management to facilities for a fixed monthly fee plus a charge per treatment unit provided. For 1996 and 1995, substantially all of the sales and accounts receivable of In-House were to the Company.

4. ACCOUNTS RECEIVABLE

Patient accounts receivable and net patient service revenue include amounts estimated by management to be payable by Medicaid and Medicare under the provisions of payment formulas in effect. Medicaid and Medicare programs accounted for approximately 68% and 72% of net patient service revenue during 1996 and 1995, respectively.

The Company grants credit without collateral to its patients most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:


                                                                                       June 30,
                                                                              1996                 1995
         Medicaid                                                         $10,644,368           $5,485,610
         Medicare                                                           4,304,368            4,327,868
         Other third-party payors                                           1,598,816              697,402
         Patients                                                           3,113,145               10,884
         Trade receivables                                                  2,595,083              760,703
                                                                           22,255,780           11,282,467
         Allowance for doubtful accounts                                    3,410,000                    -
                                                                          $18,845,780          $11,282,467


In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements.

The activity in the allowance for doubtful accounts is as follows:


                                                                                          June 30,
                                                                              1996         1995       1994
         Beginning of Period                                              $         -          -         -
         Provisions for Bad Debts                                           3,423,117          -         -
         Deductions                                                           (13,117)         -         -
         End of Period                                                      3,410,000          -         -


5. NOTE RECEIVABLE:

On February 7, 1996, the Company loaned $500,000 to an unaffiliated company. The note, plus interest at 9% per annum, is due on February 7, 1997 and is collateralized by a first lien on a 38-bed nursing home in Atlanta, Georgia

6. CHANGE IN ACCOUNTING FOR SUPPLIES INVENTORY:

During the year ended June 30, 1996, the Company changed its method of accounting for facility supplies inventory from expensing when purchased to capitalizing and expensing as used. The Company believes that this change is preferable in the circumstances because it more closely matches inventory costs with net patient service revenue. In connection with the capitalization of facility supplies inventory at June 30, 1996, the Company recorded additional inventory and reduced supplies expense by approximately $1.0 million, of which approximately $600,000 related to inventory on hand as of June 30, 1995. Accordingly, the cumulative effect of this change in accounting principle on beginning retained earnings has been shown, net of tax, as a separate component of the statement of operations for the year ended June 30, 1996. Although the cumulative effect on retained earnings at June 30, 1995 resulting from the change can be determined, the pro forma effects of retroactive application cannot be computed for individual prior periods. Accordingly, net income and income per common share computed on a pro forma basis have not been presented for the years ended June 30, 1995 and 1994.

7. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:


                                                   Estimated
                                                    Useful
                                                     Lives                  1996                   1995
Land                                                    -              $  7,184,001           $  2,237,133
Buildings                                              30                83,281,050             28,917,590
Equipment                                            5-10                12,179,912              5,702,897
Leasehold improvements                               5-10                 2,193,228              1,110,666
Buildings and equipment under
 capital leases                                      5-30                 8,111,801                      -


                                                                        112,949,992             37,968,286
Less accumulated depreciation                                             8,518,084                990,968

Construction in progress                                                104,431,908             36,977,318
Net property and equipment                                                6,988,578                256,188
                                                                       $111,420,486             37,233,506

Construction in progress, consisting of the development of four facilities, includes approximately $605,000 and $4,600 of capitalized interest costs as of June 30, 1996 and 1995, respectively. The total contract price of construction in progress was approximately $8,500,000.

Substantially all property and equipment is pledged as collateral for long-term debt.

8. DEFERRED LEASE AND LOAN COST:

In connection with the execution of certain lease transactions and financing of acquisitions, the Company incurred lease and loan commitment fees, which are included in deferred lease and loan costs in the accompanying balance sheets, as follows:


                                                                                        June 30,

                                                                              1996                  1995
Lease cost:
    Affiliated                                                             $    500,000         $  500,000
    Non-affiliated                                                            1,801,619          1,283,149
Loan cost:
    Affiliated                                                                  410,000            410,000
    Non-affiliated                                                            5,800,288          1,897,403

Less accumulated amortization                                                 8,511,907          4,090,552
Net deferred lease and loan cost                                                846,016            358,355
                                                                           $  7,665,891         $3,732,197


9. SHAREHOLDERS' EQUITY:

STOCK PURCHASE WARRANTS

In prior years, the Company issued warrants to an investment banker and consultants to purchase 1,126,500 shares of its common stock at prices ranging from $1.632 to $6.875 per share. All exercise prices approximated the market price at the date of grant. The warrants were exercisable at varying dates through June 1998. During the year ended June 30, 1996, the Company issued 763,386 shares of its common stock in exchange for the cancellation of all of these warrants.

The Company has issued Class A warrants in connection with a private offering and Class B and Class C warrants in connection with an offer to Class A warrant holders to convert their warrants. The Class A warrants are exercisable at $.907 per share of common stock, the Class B warrants are exercisable at $5.714 per share of common stock and the Class C warrants are exercisable at $2.721 per share of common stock. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days written notice in the event certain listing and registration requirements are achieved, and the closing bid price of the common stock exceeds $7.00 per share for the Class A and Class C Warrants, and $10.00 per share for the Class B Warrants, for 20 of 30 consecutive trading days. During the year ended June 30, 1996, Class A Warrants were exercised to purchase approximately 156,783 shares of common stock, Class B Warrants were exercised to purchase approximately 56,616 shares of common stock and Class C Warrants were exercised to purchase approximately 222,109 shares of common stock. As of June 30, 1996, there were Class A warrants outstanding which entitles the holders to purchase 136,212 shares of common stock, Class B warrants outstanding which entitles the holders to purchase 302,312 shares of common stock and Class C Warrants outstanding which entitles the holders to purchase 141,312 shares of common stock.

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

Stock option transactions are summarized as follows:


                                                                            Exercise Price
                                                           Shares              Per Share
Balance at June 30, 1993                                        -
    Granted                                                  882,110         $4.65 -$ 6.75
Balance at June 30. 1994                                     882,110          4.65 -  6.75
    Granted                                                  184,708          6.46 -  8.57
Balance at June 30, 1995                                   1,066,818          4.65 -  8.57
    Granted                                                  489,300          9.76 - 10.24
    Exercised                                                (22,076)         4.65 -  9.76
    Canceled                                                 (35,674)         4.65 -  9.76
Balance at June 30, 1996                                   1,498,368         $4.65 -$10.24


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

- SERIES A CONVERTIBLE PREFERRED STOCK


2,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, are authorized. Each share is entitled to 10 votes and has a preference rate of $.01 per share with no dividend rights. 750,000 shares of Series A Preferred Stock were issued in connection with the Company and Capitol Care Management Company, Inc. The preferred shares were converted into common stock in 1994 and 1995.


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

At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series E Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. As of June 30, 1996, 57,500 shares of Series E Convertible Preferred Stock had been converted into 54,516 shares of common stock. The imputed dividend on this preferred stock was $1,996,777 at June 30, 1996.

TREASURY STOCK

In November 1995, the Company purchased and retired 15,000 shares of its common stock at an aggregate cost of $153,920. In December 1995, the Company purchased 10,000 shares of its common stock at an aggregate cost of $120,120. In March 1996, the Company purchased and retired 500 shares of its common stock at an aggregate cost of $5,070.

10. LONG-TERM DEBT:

Long-term debt at June 30, 1996 and 1995 is summarized as follows:

                                                            1996               1995
Non-affiliates:
    Notes payable to a real estate
    investment trust ("REIT")                          $ 39,623,938        $12,930,347
Industrial development revenue bonds                     20,060,000          9,345,000
Municipal revenue bonds                                  18,170,000         13,350,000
Housing development mortgage revenue bonds               21,750,000          1,660,000
Notes payable to banks (8.5% or prime plus
 1% to 10% due through 2003)                              3,049,012          1,220,749
Capitalized lease obligations                             8,048,581             -

Affiliates:
Note payable to an affiliate (12%
 due on July 31, 1996)                                         -             1,000,000
Less discount on bonds payable                                 -               184,518
                                                        110,701,531         39,321,578
Less current maturities                                   2,220,491          8,640,871
                                                       $108,481,040        $30,680,707

Future maturities of debt and capital lease obligations are as follows:


                                                   Capital
         Year                                       Lease              Debt               Total
         1997                                   $   973,304       $  2,161,380       $  3,134,684
         1998                                       980,120          2,368,392          3,348,512
         1999                                       987,068          2,464,109          3,451,177
         2000                                       994,202          2,948,158          3,942,360
         2001                                     1,001,438          2,979,065          3,980,503
         Thereafter                              15,090,218         89,731,845        104,822,063
         Total                                   20,026,350        102,652,949        122,679,299
         Less amount representing imputed
          interest at 11% to 12%                 11,977,768               -            11,977,768
         Total obligations                      $ 8,048,582       $102,652,949       $110,701,531


The notes payable to the REIT consist of mortgage notes on eight facilities. Principal amounts are amortized over a 25-year period with monthly installments payable through 2008. Interest rates on these notes range from 9.75% to 11.18% and increase annually at rates ranging from 0.1% to 0.25%. The notes are collateralized by property and equipment of the eight facilities.

The industrial development revenue bonds consist of bonds on two facilities: a retirement community located in San Destin, Florida and the Atrium, a nursing and retirement community located in Jacksonville, Florida. The San Destin facility serves as collateral for $9,225,000 of bonds payable to the Walton County Industrial Development Authority. Principal payments range from $135,000 to $1,000,000 annually through 2017 and interest accrues at 10.5%. The Atrium facility serves as collateral for three City of Jacksonville Industrial Development Revenue Refunding bonds totaling $10,835,000. Principal payments range from $150,000 to $370,000 annually through 2024 and interest accrues at rates ranging from 6.38% to 11.5%.

The housing development mortgage revenue bonds include approximately $18,525,000 of bond debt assumed by the Company in connection with the acquisition of Encore. The bond debt, which is collateralized by property and equipment of four facilities, includes Okaloosa County, Florida Retirement Rental Housing Revenue Series A bonds totaling $8,425,000 with semi-annual interest payments at 10.75% due in 2003 and Ohio Rental Housing Revenue Series A bonds totaling $10,100,000 with semi-annual interest at 10.38% due in 2009. The remainder of the housing development mortgage revenue bonds consist of bonds totaling $3,225,000 collateralized by two facilities with interest ranging from 8% to 11.0%. The housing development mortgage revenue bonds require annual principal payments ranging from $10,000 to $2,000,000.

The municipal revenue bonds, which are collateralized by property and equipment of five facilities and require annual principal payments ranging from $15,000 to $540,000, consist of the following:

Dade City, Florida Series A and B bonds totaling $6,455,000, with principal payments due through 2025 and interest ranging from 6.75% to 8%.

Highland County Series A and B bonds totaling $4,275,000, with principal payments due through 2024 and interest ranging from 6.5% to 9.5%.

City of Dublin Series A and B bonds totaling $2,780,000, with principal payments due through 2024 and interest ranging from 8.5% to 10.5%

Rome-Floyd County Development Authority Revenue Series A and B bonds totaling $2,760,000, with principal payments due through 2011 and interest rates ranging from 7.5% to 10%.

Americus-Sumter Series A and B bonds totaling $1,900,000, with principal payments due through 2026 and interest rates ranging from 8.0% to 10.25%.


In connection with the bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1996 and 1995, the Company was in violation of several of these covenants including the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not foresee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion.


11. LINES OF CREDIT:

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings under the lines of credit totaled $5,075,000 and $1,750,000 for the years ended June 30, 1996 and 1995, respectively. Total borrowings against the lines of credit were $3,556,535 and $1,745,316 at June 30, 1996 and 1995, respectively.

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

                                  Year                                       Amount
                                  1997                                    $ 8,712,474
                                  1998                                      9,101,249
                                  1999                                      8,686,407
                                  2000                                      8,357,981
                                  2001                                      8,177,038
                              Future years                                 35,641,998
                                 Total                                    $78,677,147


The Company's rental expense under operating leases for nursing homes and retirement care facilities amounted to approximately $6,040,000, $5,750,000 and $3,000,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Company leases office space under a noncancelable operating lease which expires in October 2000. At June 30, 1996, minimum future rental payments under the noncancelable lease were as follows:

                                  Year                                         Amount
                                  1997                                       $303,644
                                  1998                                        325,455
                                  1999                                        341,683
                                  2000                                        358,673
                                  2001                                        120,509

Total amounts paid for rental of office facilities totaled approximately $317,000, $60,000 and $35,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

OTHER


The Company has guaranteed the debt of three facilities owned by affiliates totaling approximately $13,000,000. Additionally, the Company has guaranteed 20% to 25%, or approximately $1,900,000, of the debt on five facilities owned by unaffiliated entities that are currently operated by the Company under operating leases.


The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has charged penalties and interest in connection with the alleged underpayment. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. The Company has estimated in the accompanying financial statements amounts for ultimate settlement of this dispute. The Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.

13. INCOME TAXES:

The components of the provision for income taxes were as follows:

                                                                          Year ended June 30,
                                                           1996                 1995               1994
Current:
                 Federal                                $2,671,891           $2,659,000         $1,630,900
                 State                                     501,600              499,000            287,820
                                                         3,173,491            3,158,000          1,918,720
Deferred (benefit):
                 Federal                                (1,571,500)             221,928            (77,600)
                 State                                    (294,900)              39,164            (13,637)
                                                           261,092              (91,237)        (1,866,400)

Total income tax provision                              $1,307,091           $3,419,092         $1,827,483

The income tax provisions included in the consolidated statements of income are as follows:

                                                           1996                 1995               1994
Income before cumulative
 effect of change in
 accounting principle                                   $1,307,091           $3,419,092         $1,827,483
Cumulative effect of change
 in accounting principle                                   228,000               -                  -
                                                        $1,535,091           $3,419,092         $1,827,483

Deferred income taxes are provided to reflect temporary differences between financial and income tax bases of assets and liabilities. The sources of the temporary differences and their effect on the net deferred taxes at June 30, 1996 and 1995 are as follows:


                                                                               1996                 1995
Current deferred taxes:
     Deferred tax assets:
         Workers' compensation accrual                                       $1,062,900           $   -
         Provision for losses on accounts
           receivable                                                           811,300               -
         Health insurance accrual                                               227,800               -
         Net operating loss                                                     355,100               -
         Total                                                                2,457,100               -
           Less: Valuation allowance                                           (355,100)              -
 Deferred tax liabilities
         Net current deferred tax asset                                      $2,008,430           $   -


Noncurrent deferred taxes:
     Deferred tax asset - deferred gain                                      $  276,700           $120,590
     Deferred tax liabilities:
         Property and equipment                                                 352,600            255,090
         Deferred lease cost                                                    201,100               -
                                                                                553,700            255,090
         Net noncurrent deferred tax
           liability                                                         $  277,000           $134,500


The provision for income taxes for the year ended June 30, 1996 varies from the amount determined by applying the Federal statutory rate to pretax income as a result of the following:

Income tax expense at federal statutory rate                                                    $1,115,130
Nondeductible tax penalties                                                                        417,700
State income taxes, net of federal tax benefit                                                     331,100
Other, net                                                                                        (556,839)
                                                                                                $1,307,091

The primary difference between the actual income tax rate of approximately 40% and 39% for the years ended June 30, 1995 and 1994, respectively, and the Federal income tax rate of 34% is the amount paid for state income taxes.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS AND INVESTMENTS

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

The cost basis and estimated fair values of the Company's financial instruments at June 30 are as follows:



                                                                                    June 30, 1996
                                                                          Carrying                  Fair
                                                                           Amount                   Value

Financial assets:
     Cash and cash equivalents                                            $     45,365          $     45,365
     Marketable equity securities                                               33,645                33,645


Financial liabilities:
     Short-term debt                                                         5,777,026             5,777,026
     Long-term debt                                                        108,491,040           112,349,000



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

As described in Note 2, the Company acquired certain businesses during 1996. The fair value of assets acquired was $69,826,951 and the fair value of liabilities assumed was $47,888,438 which resulted in net cash payments of $21,938,513.

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

Cash dividends on preferred stock of $15,000 and imputed dividends of $1,996,777 on Series E preferred stock were accrued but not paid at June 30, 1996.

During 1996, approximately $8,112,000 of lease assets and obligations were capitalized.

16. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of June 30:



                                                                              1996                   1995
Payroll and payroll taxes                                                  $ 3,587,217            $1,936,927
Interest                                                                     1,868,805               452,173
Workers Compensation                                                         2,975,000                  -
Other                                                                        2,885,008               795,133
Total                                                                      $11,316,030            $3,184,233

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

18. BUSINESS SEGMENT INFORMATION:

Retirement Care Associates; Inc. and Subsidiaries is a long-term health care provider which engages in two distinct business segments. The Retirement Care Associates entity operates and manages nursing homes and retirement facilities throughout the Southeast. As of June 30, 1996, approximately 10,400 beds were owned or operated by this entity.

The Contour entity manufacturers a full line of orthopedic care and rehabilitation products and distributes them to nursing facilities throughout the Southeast. The Contour entity was acquired in 1995. The following represents business segment information for the years ended June 30, 1996 and 1995.


                                                                                1996
                                                                                                     1995
Operating revenues:
Retirement Care Associates                                                 $124,951,954          $75,998,614
Contour Medical                                                               9,059,415            3,617,439
                                                                           $134,011,369          $79,616,053


Depreciation and amortization expense:
Retirement Care Associates                                                 $  2,806,637          $ 1,051,842
Contour Medical                                                                 600,349               76,341
                                                                           $  3,406,986          $ 1,128,183
Identifiable assets:


Retirement Care Associates               $165,094,536               $72,644,179
Contour Medical                            12,397,751                 7,613,367
                                         $177,492,287               $80,257,546

Capital expenditures:
Retirement Care Associates               $ 11,741,135               $ 5,763,553
Contour Medical                               749,163                   316,057

                                         $ 12,490,298               $ 6,079,610


Operating Income
Retirement Care Associates               $  8,540,815               $ 8,865,388
Contour Medical                               839,202                   151,828
                                         $  9,380,017               $ 9,017,216

19. SUBSEQUENT EVENTS

On October 14, 1996, the Company acquired two retirement facilities from related parties, individuals who control the Company and its affiliates, for their fair value, based on independent appraisals, totaling $19,200,000. The facilities were subject to bond debt of $7,670,000. The remaining balance due from the Company was $11,530,000. For the purpose of this transaction, Winter Haven had assumed the amounts due to the Company in the amount of $2,426,487, from Southeastern Cottages, Inc., National Assistance Bureau, Inc., Chamber Health Care Society, Inc. and Senior Care, Inc. which, in combination with the amount of $8,887,833 previously due from Winter Haven to the Company, totaled $11,314,320. As part of the exchange agreement, the Company and Winter Haven agreed to offset the Company's debt incurred of $11,530,000 with the Company's receivable of $11,314,320.

On September 27, 1996, Gordon Jensen Health Care Association, Inc. returned approximately 400,000 shares of stock in the Company which had a fair market value of $3,000,000 in payment of Gordon Jensen s debt of $2,982,000 due to the Company. The retirement of these shares reduced shareholders' equity of the Company by $3,000,000.

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was made retroactively to July 1, 1996. Contour paid 1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bear interred at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they were convertible into shares of common stock of RCA. On January 10, 1997, Contour retired all outstanding notes due to sellers of Atlantic Medical in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from the Company, with the balance funded from Contour's existing line of credit with Barnett Bank. The loan from the Company was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand. This note was convertible into 1,950,000 shares of Contour's Common Stock, and on January 10, 1997, the Company exercised this conversion right.

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

The board of directors of RCA has unanimously approved and adopted the Agreement and Plan of Merger and reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997 and Amendment No. 2 thereto dated as of August 21, 1997, with Sun Healthcare Group, Inc. ("Sun"). The proposed RCA merger is contingent upon, among other things, the approval of the holders of the requisite number of shares of Sun Common Stock and RCA Capital Stock, which is described in a Joint Proxy Statement/Prospectus/Information Statement. The proposed RCA Merger will be consummated as soon as practicable after such approvals are obtained and the other conditions to the RCA Merger are satisfied.

20.  ADJUSTMENTS TO 1996 FINANCIAL STATEMENTS


As discussed in Note 19, on February 17, 1997, following a series of meetings and negotiations, the Company agreed to be acquired by Sun through an exchange of shares of Sun for shares of the Company. During due diligence procedures associated with the transaction, certain adjustments to previously issued financial statements were discovered to be required. Those adjustments, together with additional amounts have been applied to the financial statements for the year ended June 30, 1996 as restatements and corrections as follows:



        Additional provisions or uncollectible account             $ 1,705,000
        Additional accrual for claims incurred, but not
                reported for self-insured worker's
                compensation and health care                         3,400,000
        Accrual for compensated absences                               300,000
        Adjustment of previously recorded inventory                    809,219
        Adjustment to lease expenses                                   530,000
                                                                   -----------
        Less:                                                        6,744,219
        Adjustment to income taxes                                  (2,921,219)

        Decrease in net income before extraordinary
                item                                               $ 3,832,000

        Decrease in net income per share                           $       .34

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: October 14, 1997              By: \s\ Darrell C. Tucker
                                        ------------------------------
                                        Darrell C. Tucker, Treasurer