Form 10-K
period 1997-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-10-14
CIK 798540

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  June 30, 1997

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                               $.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 18, 1997, 14,749,441 shares of common stock were outstanding. The aggregate market value of the common stock of the Registrant held by nonaffiliates on that date was approximately $84,064,500.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:  None.

                                   PART I

ITEM 1.  BUSINESS.

THE COMPANY

         Retirement Care Associates, Inc. is a leading provider in the southeastern United States of senior residential care services, which include long-term care, assisted living and independent living services. The Company's long-term care facilities provide skilled nursing care, specialty care services and ancillary services to patients, while its assisted/independent living centers provide services to residents in need of varying degrees of assistance with the activities of daily living. Its facilities are located primarily in rural and non-urban areas in the United States, and it is the largest provider of senior residential care services in Georgia. As of September 19, 1997, the Company operated 101 facilities which it owned or leased, and managed an additional nine facilities for others.

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

         In February 1987, the Company completed a public offering of units consisting of shares and warrants. The gross proceeds to the Company from the offering were approximately $236,455.

         On April 2, 1987, the Company acquired 100% of the outstanding shares of Retirement Care Associates, Inc. ("RetireCare") in exchange for shares of the Company's common stock, $.0001 par value per share (the "Common Stock"). RetireCare is a corporation formed in 1987 to engage in the business of consulting to, marketing and managing retirement centers. RetireCare eventually planned to expand its operations to include acquisition and syndication of retirement centers.

         At the time of the acquisition, the Company changed its name to "Retirement Care Associates, Inc." Also as a result of the acquisition, there was a complete change in control of the Company.

         The Company attempted to operate in several facets of the retirement industry, including development, contract management, acquisition and consulting. Although the Company had some success turning around distressed properties, it was not able to retain long-term management contracts. In September 1988, the Company narrowed its goals to focus on long-term marketing and management contracts of distressed properties.

         In October 1988, the Company purchased The Paxton Manor, a 250 unit retirement facility located in Omaha, Nebraska. This property, constituting essentially all of the assets of the Company at the time, was subsequently sold on November 12, 1991, with shareholder approval. In September 1991, Christopher
F. Brogdon and Edward E. Lane agreed to become Directors of the Company and the existing directors and several major shareholders of the Company verbally agreed that if Messrs. Brogdon and Lane would invest $50,000 in the Company, the Company would issue to them 1,447,031 shares of the Company's Common Stock. The $50,000 was used to pay the expenses of preparing and filing the Company's delinquent SEC reports and tax returns, and paying the state and federal taxes owed as a result of the sale of the Paxton Manor during 1991. During this period of time, the Company's Officers and Directors resigned and Chris Brogdon and Edward Lane became Officers and Directors of the Company.

         From November 1991 to November 1992, the Company had no significant activities other than the filing of delinquent SEC reports and tax returns.

         In November 1992, the Company merged with Capitol Care Management Company, Inc. ("CCMC"), a Georgia corporation engaged in the business of providing management services to retirement facilities, personal care facilities and nursing homes. In connection with the merger, the Company issued 964,688 shares of the Company's Common Stock and Promissory Notes in the aggregate amount of $1,000,000 to the CCMC shareholders. Simultaneously with the merger, all of the assets, liabilities and operations of CCMC were placed into a newly formed Georgia corporation named Capitol Care Management Company, Inc. ("Capitol Care") which is a wholly-owned subsidiary of the Company. On December 31, 1992, the promissory notes aggregating $1 million were novated and in consideration therefor the holders of the promissory notes were issued 1,000,000 shares of Series C Convertible Preferred Stock which were subsequently converted into 964,688 shares of Common Stock.

         In December 1993, the Company acquired Retirement Management Corporation, a Nevada corporation engaged in the business of providing management and marketing services to retirement care facilities, in a merger transaction whereby it was merged into Capitol Care. Immediately after the merger, all of the assets, liabilities and operations of Retirement Management Corporation were transferred into Retirement Management Corporation ("RMC"), a newly formed Georgia corporation and a subsidiary of Capitol Care.

         On September 30, 1994, the Company acquired approximately 63% of the outstanding capital stock of Contour Medical, Inc., a publicly-held, Nevada corporation located in Alpharetta, Georgia, which distributes a full line of disposable medical supplies to nursing homes, home health agencies and other healthcare providers. The Company currently owns approximately 60% of the outstanding capital stock of Contour Medical, Inc.

         In July, 1993, the Company effected a 1 for 12 reverse stock split of the shares of the Company's outstanding Common Stock. The Company paid 5%
stock dividends on its outstanding Common Stock in February 1994, February 1995 and May 1996. All financial information and share data in this Report give retroactive effect to the reverse split and stock dividends.

         On February 17, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Sun Healthcare Group, Inc. ("Sun"), Peach Acquisition Corporation, a Colorado corporation and wholly-owned subsidiary of Sun, and the Company, pursuant to which the subsidiary of Sun would be merged with and into the Company. The Merger Agreement was subsequently amended on May 27 and August 21, 1997.

         Subject to the terms and conditions of the Merger Agreement (including, without limitation, approval by the stockholders of Sun and the shareholders of the Company), upon the effective time of the Merger, each outstanding share of common stock of the Company (other than shares held in the treasury of the Company, owned by Sun or any subsidiary of Sun, or held by persons who exercise their dissenter's rights under Colorado law) will be cancelled and extinguished and converted automatically into the right to receive 0.520 shares of the common stock of Sun. As a result of the Merger, the Company will become a wholly-owned subsidiary of Sun.

         On February 17, 1997, Sun also entered into a Stockholders Stock Option and Proxy Agreement (the "Option Agreement") by and among Sun and Christopher F. Brogdon, Connie B. Brogdon, Edward E. Lane, Darrell C. Tucker and Winter Haven Homes, Inc., collectively owners of approximately 36% of the outstanding shares of common stock of the Company. Pursuant to the Option Agreement, each of these shareholders granted to Sun an irrevocable option to purchase such shareholder's shares at a price per share equal to $9.27 under certain circumstances. In addition, each shareholder agreed to vote, and granted to Sun an irrevocable proxy to vote, all voting securities of the Company held by such shareholder in favor of approval of the Merger Agreement and the Merger and against any merger, consolidation, sale of assets, reorganization or recapitalization of the Company with any party other than Sun and its affiliates and against any liquidation or winding up of the Company.

         On February 17, 1997, Sun also entered into a merger agreement to acquire Contour Medical, Inc.

         The Company and Sun have filed with the Securities and Exchange Commission (the "SEC"), on a confidential basis, a preliminary proxy statement with respect to the Merger, and Sun and Contour Medical, Inc. filed with the SEC, on a confidential basis, a preliminary information statement with respect to the proposed merger of a wholly-owned subsidiary of Sun with and into Contour Medical, Inc.

         The Merger is subject to the approval of the shareholders of the Company and the stockholders of Sun and will be considered at separate meetings now anticipated to occur in the fourth quarter of calendar year 1997. The Merger will be effective promptly following shareholder approval, assuming satisfaction of other conditions to the Merger.

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

         The Company's operating strategy with respect to its long-term care facilities is to improve its payer mix by (i) making capital improvements which the Company believes are necessary to attract more private pay residents, (ii) aggressively marketing such facilities to prospective private pay residents and
(iii) seeking Medicare certification for newly acquired facilities. The Company seeks to enhance the revenue of its existing facilities by offering its long-term care patients physical, speech, occupational and respiratory therapy, wound care and other ancillary services. At June 30, 1997, all of the Company's long-term care facilities were Medicare certified.

         The following table sets forth the approximate percentage of the Company's total revenue attributable to each of Medicare, Medicaid and private payors during each of the last three fiscal years.

                          FISCAL 1997     FISCAL 1996     FISCAL 1995

          Medicaid             50%             55%             65%
          Medicare             10%             10%             10%
          Private              40%             35%             25%
                              ---             ---             ---
            Total             100%            100%            100%

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

         ACQUIRE AND DEVELOP FACILITIES. The Company intends to acquire and develop additional long-term care facilities and assisted/independent living facilities in its existing markets and contiguous areas. Management believes that such expansion will allow the Company to take better advantage of its existing expertise and organizational resources and improve margins by reducing overhead costs. As a result of the growing complexity of regulatory requirements and the continued pressure on reimbursement rates, the Company believes that other smaller, independent providers may be more willing to consider selling or leasing their facilities on terms acceptable to the Company. The Company believes it is well positioned to make acquisitions because of its reputation and established geographic presence. In addition, the Company intends to offer a broad range of senior residential care services. Towards that end, the Company has recently implemented a strategy to develop assisted living centers adjacent to its long-term care facilities or independent living centers, thereby creating senior residential care campuses which offer a greater variety of senior residential care services in one location. At September 17, 1997, the Company had 11 of these senior residential care campuses.

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

         LONG-TERM CARE SERVICES. Basic resident services are those traditionally provided to elderly patients in long-term care facilities with respect to daily living activities and general medical needs. The Company provides in all of its facilities room and board, 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides, and a broad range of support services, including dietary services, therapeutic recreational activities, social services, housekeeping and laundry services, pharmaceutical and medical supplies, physical, speech, occupational and respiratory therapy, wound care and other ancillary services.

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

         LONG-TERM CARE OPERATIONS

         FACILITY OPERATIONS. The Company's facilities are currently divided into 10 regions, each of which is supervised by a regional director of operations and contains four to eight facilities. The regional director of operations monitors and supervises all aspects of operations of the facilities in the region and acts as liaison between such facilities and corporate headquarters. The regional director of operations is responsible for, among other things, ensuring compliance with federal, state and local regulations, reviewing and monitoring compliance with corporate policies and procedures and monitoring adherence to budgets. In addition, each region has a quality assurance nurse and a dietary consultant who meet regularly with their regional director of operations and report to the vice president of compliance.

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

         QUALITY ASSURANCE. The Company's quality assurance program with respect to its long-term care facilities involves personnel at all levels. The Company has established a quality assurance team comprised of the vice president of compliance and the facility's senior medical professionals that periodically visits and inspects each of the Company's long-term care facilities and evaluates all aspects of the facility's operations, including patient care, physical environment, patients' rights, patient activities and dietary regimen. The Company's corporate director of nursing receives quarterly quality assurance reports from each facility, reviews them against prior quarterly reports and against applicable state survey results for the facility, and works with the relevant regional director of operations and the facility's quality assurance committee to address any deficiencies and work toward continual improvement. All regional directors of operations, medical and other consulting personnel are required to prepare and submit reports at the end of each scheduled visit identifying any patient care or other quality related issues.

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

         MANAGEMENT AND MARKETING SERVICES

         The Company provides management services to all its owned or leased facilities, as well as to eight facilities owned by its affiliates and one facility owned by unaffiliated third parties. See "ITEM 2. PROPERTIES."

         Pursuant to its management agreements with the owners of each facility, the Company supervises the management of the facility as to staffing, accounting, billing, collections, rate setting and general administration, and provides marketing services, which include identifying target markets, developing appropriate marketing strategies and procedures, hiring, training and supervising qualified leasing counselors as employees of the manager and budgeting and controlling costs. The Company is responsible for hiring, on behalf of the owner, all staff, including a facility administrator or executive director. The management agreements provide for management fees of a flat rate per month, a percentage of net operating revenues (total revenues less deductions and allowances for contractual adjustments to third party payors and charitable allowances) or a combination of a flat rate and a percentage of net operating revenues. For long-term care facilities, which require the greatest amount of management services, the Company charges management fees of $4,000 to $24,000 per month, depending primarily on the number of beds, or, in some cases, 6% of net operating revenues. For assisted/independent living centers, which involve fewer management services, the Company charges $1,000 to $15,000 per month, depending primarily on the amount of revenues of the center. The management agreements also provide a separate fee for the marketing services provided by the Company to assisted/independent living centers.

         The obligations to pay management fees to the Company are general obligations of the owners of the facilities. In many cases the facilities have incurred substantial debt in the form of municipal bonds, debentures or similar debt instruments. The payment of management fees to the Company is generally subordinated to the payment of these obligations.

         SOURCES OF REVENUES

         The Company derives its patient service revenue primarily from a combination of state Medicaid programs, the federal Medicare program and private payment sources. The Company's revenues are determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rates at the facilities and the payer mix. While management believes that it has been successful in obtaining reimbursement, there can be no assurance that reimbursement rates will remain at present levels or increase at rates necessary to offset the effects of inflation. In particular, cost containment proposals at both the state and federal levels may impact the Company's ability to recover its costs of providing services to Medicaid and Medicare patients. See "-- Government Regulation."

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

         The Medicaid programs in which the Company's facilities participate pay a per diem rate based on each facility's reasonable allowable costs incurred in providing services, subject to cost ceilings applicable to both operating and fixed costs, plus a return on equity. Reimbursement rates are typically determined by the state, on a prospective or retrospective basis, from cost reports filed by each facility. Under a prospective system, per diem rates are established (generally on an annual basis) based on certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed; no subsequent adjustment is made to reflect variations in actual costs from the rates established. All of the Company's long-term care facilities are reimbursed on a prospective rate system. Providers must accept reimbursement from Medicaid as payment in full for the services rendered. The Georgia and Tennessee Medicaid programs currently include incentive allowances for providers whose costs are less than certain ceilings and who meet other requirements. See "-- Government Regulation."

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

        The majority of the Company's long-term care beds are certified for Medicare services. Generally, the Company's Medicare participating facilities receive monthly reimbursement payments during the year at interim rates based on historical costs. These rates are later adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. Actual costs incurred and reported by each facility are subject to retrospective audits which can result in upward or downward adjustments of payments received. To date, adjustments from Medicare audits have not had a material adverse effect on the Company. While there can be no assurance that future adjustments will not have such an effect, the Company believes that the actual reimbursable amounts determined after audit will approximate the estimated reimbursable amounts at which Medicare revenue has been recorded.

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

         Contour is a publicly-held company based in Alpharetta, Georgia which distributes a full line of disposable medical supplies to nursing homes, home health agencies and other healthcare providers. These supplies include disposable surgical procedure products for outpatient surgery, X-ray, radiology, and other imaging technology within the hospital, emergency room, integrated care facilities and clinic markets. These supplies, such as pads, bags, equipment covers and drapes, are used to protect equipment, patients and attending personnel in the surgery or emergency room environment, and are designed to meet the requirements of infection control for medical, industrial and institutional applications. In addition, Contour markets its REDI NURSE SYSTEMS product line, which provides custom-packaged procedural trays for use in clinics and long-term care centers as well as by home health care nurses, and distributes medical supplies and equipment produced by other manufacturers.

         In March 1996, Contour acquired AmeriDyne Corporation, a bulk medical supply company based in Jackson, Tennessee, which has annual sales of approximately $10 million.

         In August 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical. The promissory notes bore interest at 7% per annum and were paid in full by the Company on January 10, 1997. In consideration for the Company's payment of such promissory notes, Contour issued to the Company 1,950,000 shares of the common stock of Contour

         Retirement Care holds approximately 27% of the outstanding capital stock of In-House Rehab, Inc., a publicly held company based in Louisville, Kentucky, whose wholly owned subsidiary, In-House Rehab, Inc., provides rehabilitation services to approximately 36 of the Company's long-term care facilities.

         COMPETITION

         The senior residential care industry is highly competitive. The Company competes with other providers of senior residential care services on the basis of the breadth and quality of its services, the quality of its facilities and, with respect to private pay patients or residents, price. The Company also competes in the acquisition and development of additional facilities. The Company's current and potential competitors include national, regional and local operators of long-term care facilities, acute care hospitals and rehabilitation hospitals, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from paying income tax. There can be no assurance that the Company will not encounter increased competition which could adversely affect the Company's operating results.

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

        LICENSURE AND CERTIFICATION. All of the facilities operated by the Company are licensed under applicable state laws and have all required CONs from responsible state authorities. All of the Company's long-term care facilities are certified or approved as providers under the Medicaid program, and the majority of its long-term care facilities are certified or approved as providers under the Medicare program. Both initial and continuing qualification of a long-term care facility to participate in the Medicaid and Medicare programs depend on many factors, including accommodations, equipment, services, non-discrimination policies against indigent patients, patient care, quality of life, residents' rights, safety, personnel, physical environment and adequacy of policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third party payer programs. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid or the Medicare program, denial of payment under Medicaid for new admissions, reduction of payments, and, in extreme circumstances, revocation of a facility's license or closure of a facility. The compliance history of a prior operator may be used by state or federal regulators in determining possible action against a successor operator.

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

         GOVERNMENTAL BUDGETARY RESTRAINTS. Both the federal government and various states are considering imposing limitations on the amount of funding available for various health care services. Among the proposals being considered by the

United States Congress is a "block grant" funding mechanism for the disbursement of the federal share of Medicaid payments to the individual states. If enacted, this could cause a reduction in the availability of Medicaid funds in future years to the states which, in turn, provide reimbursement to Medicaid-certified long-term care facilities. In addition, various states are themselves considering reduced levels of spending in various areas which also could affect the amount of available Medicaid funding. In November 1995, the United States Senate and House of Representatives passed a budget reconciliation bill which would establish a framework for balancing the federal budget in seven years. While the President vetoed the bill, the Administration has agreed to achieve a balanced budget in this time frame. The bill passed by the Senate and House would have resulted in a major restructuring of the current Medicaid program. Rather than operating as an entitlement program, the new "MediGrant" program would provide federal block grants to the states for medical assistance programs to low income individuals and families. While the states would be subject to certain federal requirements, states would also have broad flexibility to establish their coverage, eligibility and payment standards. Given the fixed federal funds that would be available to support state MediGrant programs, there would be no assurance that, if enacted, these provisions would not have a material adverse effect on the results of operations of the Company. While Medicare and Medicaid reimbursements may not continue at the current levels or rates of increase, it is not possible to predict with certainty the effect of any legislation upon the Company's operations.

         EMPLOYEES. As of June 30, 1997, the Company employed in the aggregate approximately 7,320 employees, including 106 employees at the Company's executive offices. The Company believes that its relationship with its employees is satisfactory. The Company has collective bargaining agreements with unions representing two of the facilities that the Company operates. The Company is currently negotiating an agreement with the union representing employees at one other facility operated by the Company. The employees at the remaining facilities operated by the Company have not elected to be covered by collective bargaining agreements.

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

ITEM 2.  PROPERTIES.

         The Company currently leases approximately 20,000 square feet of office space for its corporate offices at 6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia, from an unaffiliated party. This lease expires in October 2000, and currently requires base monthly lease payments of approximately $36,015. The Company believes that these facilities are suitable and adequate to meet its present and anticipated needs.

         The following table summarizes certain information regarding facilities leased, owned and managed by the Company as of September 19, 1997. With regard to facilities leased from or managed for affiliated companies, the name of the affiliate is indicated using the following abbreviations: Winter Haven Homes, Inc. - WHH; Gordon Jensen Health Care Associates, Inc. - GJ; National Assistance Bureau, Inc. - NAB; Southeastern Cottages, Inc. - SCI; Chamber
Health Care Society - CHCS; and Retirement Group, L.L.C. - RG.

                                                       Leased/
                                                       Owned/     Occupancy
                                             Number    Managed      As of
                                  Type of    of Beds   (Name of  September 19,
      Name            Location   Facility    or Units  Affiliate)    1997
------------------   ---------- -----------  --------  ---------  ----------
GEORGIA
 Twin View Health    Twin City   Long-Term     110      Leased        96%
  Care Center                    Care                   (RG)

 Griffin Health      Griffin     Long-Term     148      Owned         99%
  Care Center                    Care

 Midway Health       Midway      Long-Term     169      Managed       94%
  Care Center                    Care                   (GJ)

 Dearfield Nursing   Columbus    Long-Term     210      Owned         95%
  Facility                       Care

 Summer's Landing-   Vidalia     Assisted/      24      Managed      100%
  Vidalia                        Independent            (SCI)
                                 Living

 Summer's Landing-   Cordele     Assisted/      36      Owned         89%
  Cordele                        Independent
                                 Living

 Summer's Landing-   Douglas     Assisted/      58      Leased        95%
  Douglas                        Independent            (GJ)
                                 Living

 Summer's Landing-   Dublin      Assisted/      56      Owned         89%
  Dublin                         Independent
                                 Living

 Summer's Landing-   Dahlonega   Assisted/      24      Leased        83%
  Dahlonega                      Independent
                                 Living

 Summer's Landing-   Griffin     Assisted/      30      Owned         31%
  Griffin                        Independent
                                 Living

 Summer's Landing-   Plains      Assisted/      40      Owned        Under
 Plains                          Independent                       Construction
                                 Living

 Twelve Oaks Health  Riverdale   Long-term     152      Leased        93%
  Care                           Care

 Cedartown Health    Cedartown   Long-term     116      Leased        97%
  Care Center                    Care

 Floyd Health Care   Rome        Long-term     100      Leased        91%
   Center                        Care

 Friendship Health   Cleveland   Long-term      89      Leased        97%
  Care Center                    Care

 Gateway Health      Cleveland   Long-term      60      Leased        98%
  Care Center                    Care

 Gold City Health    Dahlonega   Long-term     102      Leased        97%
  Care Center                    Care

 Mountain View       Clayton     Long-term     117      Leased        91%
  Health Care Center             Care

 Sandmont Health     Trenton     Long-term      71      Leased        97%
  Care Center                    Care

 Rome Health Care    Rome        Long-term     100      Leased        97%
  Center                         Care

 Sun Mountain        Rome        Long-term     100      Leased        95%
  Health Care Center             Care

 Arrowhead Nursing   Jonesboro   Long-term     115      Owned         92%
  Center                         Care

 Roberta Nursing     Roberta     Long-term     100      Leased        93%
  Home                           Care

 West View Health    Port        Long-term      99      Leased        98%
  Care Center        Wentworth   Care

 Peachbelt Health    Warner      Long-term     106      Leased        87%
  Care Center        Robins      Care

 Dogwood Retirement  Warner      Assisted/      18      Leased       100%
  Village            Robins      Independent
                                 Living

New Beginnings       Covington   Long-term     158      Managed       96%
  Health & Rehab                 Care                   (CHCS)

 Springdale Conva-   Atlanta     Long-term     109      Owned         95%
  lescent Center of              Care
  Atlanta

 Springdale Conva-   Carters-    Long-term     118      Leased        96%
  lescent Center     ville       Care
  of Bartow County

 Summer's Landing-   Carters-    Long-term      50      Owned         46%
  Springdale         ville       Care

 Brunswick Nursing   Brunswick   Long-term     204      Leased        97%
  Center                         Care

 Tattnall Nurse      Reidsville  Long-term      92      Leased        87%
  Care Center                    Care

 Altamaha Conva-     Jesup       Long-term      62      Leased       100%
  lescent Center                 Care

 Summer's Landing-   Rome        Assisted/      60      Owned         95%
  Rome                           Independent
                                 Living

 Riverview Health-   Rome        Long-term     115      Owned         93%
  care Center                    Care

 Marietta Health     Marietta    Long-term     119      Leased        98%
  Care                           Care

 Brown's Health-     Statesboro  Long-term      64      Leased        95%
  care Center                    Care

 Clinch Healthcare   Homerville  Long-term      92      Leased        88%
  Center                         Care

 Jeff Davis Health   Hazelhurst  Long-term      73      Leased        93%
  Care Center                    Care

 Charlton Health     Folkston    Long-term      92      Leased        85%
  Care Center                    Care

 Hartley Woods       Macon       Long-term     147      Leased        92%
  Health & Rehab                 Care                   (RG)
  Center

 The Renaissance -   Warner      Assisted/     132      Owned      Under
  Warner Robbins     Robbins     Independent                    Construction
                                 Living

   Total for Georgia                         4,037 (42 facilities)*
---------------
* Excludes facilities under construction.


FLORIDA

 Renaissance of      Sebring     Assisted/     170      Owned         89%
  Sebring                        Independent
                                 Living

 The Garden at       Green Cove  Assisted/      28      Leased        39%
  Magnolia Manor     Springs     Independent            (RG)
                                 Living

 Magnolia Manor      Green Cove  Long-term      60      Leased        92%
  Nursing Center     Springs     Care                   (RG)

 Lake Forrest        Jackson-    Long-term      60      Leased        98%
  Health Care        ville       Care                   (WHH)
  Center

 Summer's Landing-   Lynn Haven  Assisted/      51      Managed       73%
  Lynn Haven                     Independent            (NAB)
                                 Living

 The Renaissance     Titusville  Assisted/     101      Leased        96%
                                 Independent            (WHH)
                                 Living

 Renaissance of      Sanford     Assisted/      94      Managed       86%
  Sanford                        Independent            (WHH)
                                 Living

 The Atrium          Jackson-    Assisted/     178      Managed       95%
                     ville       Independent            and 75%
                                 Care                   Owned

 The Atrium          Jackson-    Long-term      84      Managed       71%
  Nursing Home       ville       Care                   and 75%
                                                        Owned

 The Preserve        Pompano     Assisted/     297      Managed       99%
                     Beach       Independent
                                 Living

 The Renaissance     Destin      Assisted/     116      Owned         97%
   of Sandestin                  Independent
                                 Living

 The Edwinola        Dade City   Assisted/     214      Owned         76%
                                 Independent
                                 Living

 Westwood            Fort Walton Assisted/     208      Owned         93%
  Retirement                     Independent
                                 Living

 Southside Health    Jackson-    Long-term     120      Leased        64%
  Care Center        ville       Care

 The Renaissance     Lakeland    Assisted/     104      Owned         77%
  of Lakeland                    Independent
                                 Living

 Bayou Villa         Pensacola   Assisted/     106      Leased        50%
                                 Independent
                                 Living

 Westwood Nursing    Fort Walton Long-term      60      Owned         97%
  Center                         Care

 Summer's Landing-   Jackson-    Assisted/      39      Managed       87%
  Atrium             ville       Independent            and 75%
                                 Living                 Owned

 Summer's Landing-   Titusville  Assisted/      28      Leased       Under
  of Titusville                  Independent            (WHH)        Con-
                                 Living                              struc-
                                                                     tion

 Orlando Health      Orlando     Long-term     132      Leased        92%
  Care Center                    Care

 Gainesville Health  Gainesville Long-term     180      Leased        82%
  & Rehab Center                 Care

 Coventry Square     Ocala       Long-term     132      Leased        89%
  Health & Rehab                 Care
  Center

 St. Cloud Health    St. Cloud   Long-term     131      Leased        86%
  Care Center                    Care

 North Jacksonville  Jackson-    Long-term      60      Leased       Under
  Rehab and Nursing  ville       Care                                Con-
  Center                                                             struc-
                                                                     tion

   Total for Florida                         2,753 (24 facilities)*
---------------
*Excludes facilities under construction.


TENNESSEE

 Marshall C. Voss   Harriman     Long-term     139      Managed       89%
  Health Care                    Care                   (NAB)

 Trenton Health     Trenton      Long-term      58      Leased        95%
  Care Center                    Care                   (RG)

 Summer's Landing-  Trenton      Assisted/      22      Leased       100%
  Trenton                        Independent            (RG)
                                 Living

 Jackson Oaks       Jackson      Assisted/     178      Owned         97%
  Retirement                     Independent
                                 Living


 Cumberland Green   Henderson-   Assisted/     140      Owned         90%
  Retirement        ville        Independent
                                 Living

 Winchester Health  Winchester   Long-term      80      Leased       100%
  Care                           Care


 Health Care        Ardmore      Long-term      79      Leased        99%
  Center of                      Care
  Ardmore

 Fayetteville       Fayetteville Long-term      79      Leased        98%
  Health Care                    Care
  Center

 River Park Health  Nashville    Long-term      78      Leased        90%
  Care Center                    Care

 Palmyra Inter-     Palmyra      Long-term      75      Leased        97%
  mediate Care                   Care
  Center

 Milan Health       Milan        Long-term      66      Leased        83%
  Care Center                    Care

 Pleasant View      Bolivar      Long-term      67      Leased       100%
  Health Care                    Care
  Center

 Lauderdale         Ripley       Long-term      71      Owned         87%
  Healthcare                     Care

 Oak Manor Health   McKenzie     Long-term      66      Leased        99%
   Care Center                   Care

 Parkway Health     Memphis      Long-term     100      Managed       96%
  and Rehab                      Care                   (CHCS)

 Hillview Nursing   Dresden      Long-term      70      Owned        100%
  Home                           Care

 Crestwood Nursing  Manchester   Long-term      59      Owned        100%
  Home                           Care

 Reelfoot Manor     Tiptonville  Long-term     120      Leased        85%
                                 Care

 Maplewood Health   Jackson      Long-term     172      Leased        87%
  Care Center                    Care                   (RG)

 Laurelwood Health  Laurelwood   Long-term      74      Leased        85%
  Care Center                    Care                   (RG)

   Total for Tennessee                       1,793 (20 facilities)

ALABAMA

 Gardendale         Gardendale   Long-term     148      Leased        98%
  Health Care                    Care
  Center

 Summer's Landing-  Gardendale   Assisted/      26      Leased       100%
  Gardendale                     Independent
                                 Living

 Summer's Landing-  Hanceville   Assisted/      46      Leased        70%
  Hanceville                     Independent
                                 Living

 Sea Breeze         Mobile       Long-term     140      Managed       99%
  Health Care                    Care                   (WHH)
  Center

 The Renaissance    Decatur      Assisted/     120      Leased        99%
  of Decatur                     Independent
                                 Living

   Total for Alabama                           480 (5 facilities)


NORTH CAROLINA

 Wilkinson Health   Gastonia     Long-term      50      Leased        98%
  Care Center                    Care


 Len-Care           Fayetteville Assisted/     152      Leased        92%
  Rest Home                      Independent
                                 Living

 East Carolina      Greenville   Long-term     150      Leased        85%
  Care                           Care

 Len-Care Nursing   Elizabeth-   Long-term     120      Leased        98%
  and Convalescent  town         Care
  Center

 Carolina           Greenville   Assisted/     120      Leased        71%
  Care                           Independent
                                 Living

 Maplewood Nursing  Reidsville   Long-term     110      Leased        97%
  Center                         Care

 Willow Springs     Carboro      Assisted/     108      Leased        73%
  Health Care                    Independent
  Center                         Living

 Fayetteville       Fayetteville Long-term     100      Leased        55%
  Health Care                    Care
  Center

 Pemberton Place    Pembrooke    Long-term      84      Leased        98%
  Nursing Center                 Care

 Brookshire Health  Brookshire   Long-term      80      Leased        96%
  Care Center

   Total for North                           1,074 (10 facilities)
    Carolina


VIRGINIA

 West Hampton       Richmond     Long-term     195      Owned         83%
  Health and Rehab               Care
  Center

 New River Health-  Dublin       Long-term     132      Leased        74%
  care Center                    Care

 Tappahannock       Tappahannock Long-term     118      Owned         78%
  Health and Rehab               Care
  Center

 Summer's Landing-  Tappahannock Assisted/      42      Owned         97%
  Tappahannock                   Independent
                                 Living

 Brentlox Health &  Chesapeake   Long-term     120      Owned         98%
  Rehab Center                   Care

 Lynn Shores Manor  Virginia     Long-term     242      Leased        83%
                                 Care

   Total for Virginia                          849 (6 facilities)


OHIO

 Hamlet             Chagrin      Assisted/     222      Owned         87%
  Retirement        Falls        Independent
                                 Care

 Hamlet Nursing     Chagrin      Long-term      88      Owned         85%
  Manor             Falls        Care

    Total for Ohio                             310 (2 facilities)


ARIZONA

 The Carillons      Sun City     Assisted/      76      Owned         90%
                                 Independent
                                 Care
   Total for Arizona                            76 (1 facility)


ITEM 3.  LEGAL PROCEEDINGS.

         As of October 7, 1997 the Company and certain of its officers and directors have been named as defendants in nine putative class action lawsuits which were commenced during the period from August 25, 1997 through October 2, 1997. In these actions the plaintiffs allege that the Company and the individual defendants disseminated materially false and misleading information and failed to disclose material information concerning the Company's operating condition and future business prospects. Generally each of the complaints seeks unspecified compensatory damages, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, equitable and injunctive relief. Following is a list of these class actions:

         1. Solomon Jacob on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon, Darrell C. Tucker and Edward E. Lane, Defendants. This complaint was filed on August 29, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2529.

         2. Joseph Goldstein, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon and Darrell C. Tucker, Defendants. This class action complaint was filed on September 28, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2503.

         3. Southland Securities, Inc. on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon, Darrell C. Tucker and Edward E. Lane, Defendants. This class action complaint was filed on August 27, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2494-MHS.

         4. Pankai Shah, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon, Darrell C. Tucker, Julian S. Daley and Harlan Mathews, Defendants. This class action complaint was filed on September 10, 1997 in the United States District Court, Central District of California, Case Number CV-97-6768-GHK
                  (JGx).

         5. Israel Shurkin, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon, Darrell C. Tucker, Julian S. Daley and Harlan Mathews, Defendants. This class action complaint was filed on August 25, 1997 in the United States District Court, Northern District Court of Georgia, Civil Action No. 1:97-CV-2558.

         6. Michael Gerber, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon and Darrell C. Tucker, Defendants. This class action complaint was filed on September 12, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2680.

         7. David Applestein, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon and Darrell C. Tucker, Defendants. This class action complaint was filed on September 22, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2850.

         8. Jean Poulsen, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon and Darrell C. Tucker, Defendants. This class action complaint was filed on October 2, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-3009.

         9. Tim Semple, on behalf of himself and all others similarly situated, Plaintiff v. Retirement Care Associates, Inc., Chris Brogdon and Darrell C. Tucker, Defendants. This class action complaint was filed on October 1, 1997 in the United States District Court, Northern District Court of Georgia, Atlanta Division, Civil Action No. 1:97-CV-2998.

         The Company intends to defend the above actions vigorously. The Company cannot predict the financial impact of the costs of defending these actions, or their settlement, with any certainty, but believes that the costs to the Company could have a material adverse effect on the Company and its operations.

         On April 30, 1997 a complaint was filed by Theratx, Inc. against the Company, Darrell C. Tucker, Capitol Care Management Company, Inc. et. al. in the Superior Court of Fulton County, Georgia (Civil Action File No. E-59089). The complaint seeks approximately $1,600,000 in damages plus interest of approximately $239,000 and costs and fees of approximately $24,500 in connection with past due accounts for therapy services and rehabilitation services. The Company is attempting to settle this matter and has submitted a settlement offer to Theratx. The amount at issue is attributable to seven (7) facilities, six (6) of which are operated by the Company and one (1) of which is operated by Chamber Health Care Society, Inc. The amount claimed relating to the six facilities operated by the Company is less than $500,000.

         On July 1, 1997 a complaint was filed by CMS Therapies, Inc. against the Company in the Superior Court of Mecklenburg County, North Carolina (Civil Action File No. 97-CVS-8434). The complaint seeks approximately $1,277,000 plus interest and fees in connection with therapy services agreements.

         On July 1, 1997, a complaint was filed by CMS Therapies, Inc. against the Company's subsidiary, Capitol Care Management Company, Inc. in the Superior Court of Mecklenburg County, North Carolina (Civil Action File No. 97-CVS-8435). The complaint seeks $597,553.80 in damages plus interest and fees in connection with the alleged breach of a settlement agreement relating to the payment for therapy services.

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

         The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System through December 15, 1995, and on the New York Stock Exchange after that date, for the periods indicated:

     QUARTER ENDED                           HIGH*         LOW*
     September 30, 1995                      $16.65        $10.12
     December 31, 1995                       $12.74        $ 8.15
     March 31, 1996                          $11.31        $ 9.46
     June 30, 1996                           $13.25        $10.00

     September 30, 1996                      $11.125       $ 7.00
     December 31, 1996                       $10.00        $ 5.25
     March 31, 1997                          $10.375       $ 7.625
     June 30, 1997                           $12.375       $ 8.125

----------------------

  * As adjusted to give retroactive effect to a 5% stock dividend that was effected on May 1, 1996.

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's Common Stock at October 3, 1997, was 320, and the number of beneficial holders is estimated to be approximately 4,500.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial information for the fiscal years ended June 30, 1996 and 1997, is derived from financial statements of the Company audited by Cherry, Bekaert & Holland, L.L.P., independent certified public accountants. The selected financial information for the fiscal years ended June 30, 1995, 1994 and 1993, is derived from financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants. As described more fully in the Company's financial statements, financial information prior to the date of the Company's merger with Capitol Care Management Company, Inc.

reflects the financial information of Capitol Care Management Company, Inc.

BALANCE SHEET DATA (in thousands):

                                            AT JUNE 30,
                  1997(1)(2)    1996(1)(2)  1995(1)(2)  1994(1)(2)   1993(1)
Current Assets     $ 64,911     $ 29,479     $25,783      $12,450    $1,404
Total Assets        255,371      177,492      80,258       31,230     2,453
Current Liabili-
 ties                75,401       30,975      22,857        9,329     1,677
Working Capital
 (Deficit)          (10,490)      (1,496)      2,925        3,121      (273)
Long-Term Debt      141,674      108,481      32,426        8,200       -0-
Redeemable Pre-
 ferred Stock         1,800        2,400       3,000          -0-       -0-
Shareholders'
 Equity              30,695       30,866      19,733       13,400       776

---------------------

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

(2) On May 1, 1993, the Company entered into operating lease agreements for seven licensed nursing homes and one personal care facility. Prior to May 1, 1993, the Company and its predecessor, Capitol Care Management Company, Inc., were engaged exclusively in the management of retirement facilities and nursing homes. Subsequent to May 1, 1993, the Company, through the operating leases on such facilities, began to operate facilities resulting in the recognition of $2,399,906 of patient service revenues and $222,610 of other revenues for the year ended June 30, 1993. During the year ended June 30, 1993, such facilities incurred $2,037,694 of operating expenses resulting in an operating margin of $584,822. During the year ended June 30, 1994, the Company continued its expansion into the operation of facilities, with the acquisition of two retirement facilities and two nursing home facilities accounted for using the purchase method of accounting and new operating lease commitments for eleven nursing homes and one retirement facility. The addition of these 16 facilities either through direct acquisition or operating leases increased patient service revenues by $16,520,401, total revenues by $136,124 and operating expenses by $12,774,764. During the year ended June 30, 1995, the Company purchased three nursing homes and two retirement facilities and leased seven more nursing homes. During the fiscal year ended June 30, 1996, the Company purchased seven nursing homes and four retirement facilities and leased eight nursing homes and three retirement facilities. During the fiscal year ended June 30, 1997, the Company purchased three retirement homes and leased 21 nursing homes and 14 retirement homes.

STATEMENT OF INCOME DATA (in thousands, except per share data):

                                FOR THE YEARS ENDED JUNE 30,
                       1997       1996      1995       1994       1993
                     -------    -------    -------    -------    ------
Revenues             $253,228   $134,011   $79,616    $37,971    $4,554
Operating Expenses    249,527    124,631    70,599     32,994     3,615
Net Income (Loss)      (7,536)      (520)    5,059      2,918       574
Net Income (Loss)
 Per Common and
 Common Equivalent
 Share(1)            $   (.71)  $   (.05)  $   .38    $   .30    $  .11

Weighted Average
 Shares(1)             13,710     11,325    12,617      9,840     5,010

Cash Dividends Per
 Common Share        $    -0-   $    -0-   $   -0-    $   -0-    $  -0-
-----------------

The Company has retroactively restated net income per share and weighted average shares outstanding for the effect of stock dividends, stock splits and reverse stock splits. See "Notes to Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

         The Company's total revenues for the year ended June 30, 1997 were $253,227,861 compared to $134,011,369 for the year ended June 30, 1996.

         Management fee revenue decreased from $3,781,433 in the year ended June 30, 1996, to $2,629,329 in the year ended June 30, 1997. The Company purchased or leased nine facilities in the year ended June 30, 1997, that it managed in the year ended June 30, 1996. Included in the Company's management fee revenue is $2,212,500 and $3,472,900 from affiliates during the year ended June 30, 1997 and 1996, respectively.

         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $119,499,849 for the year ended June 30, 1996 to $202,603,841 for the year ended June 30, 1997. The cost of patient services in the amount of $148,520,849 for the year ended June 30, 1997, represent 73% of patient service revenue, as compared to $81,082,972 or 68%, of patient service revenue during the year ended June 30, 1996. The increase in the percentage is attributed to an increase in the number of nursing facilities to retirement facilities operated during the current year. Nursing facilities require more skilled patient services than retirement homes.

         Owning or leasing a facility is distinctly different from managing a facility with respect to operating results and cash flows. For an owned or leased facility, the entire revenue/expense stream of the facility is recorded on the Company's income statement. In case of a management agreement, only the management fee is recorded. The expenses associated with management revenue are somewhat indirect as the infrastructure is already in place to manage the facility. Therefore, the profitability of managing a facility appears more lucrative on a margin basis than that of an owned/leased facility. However, the risk of managing a facility is that the contract generally can be canceled on a relatively short notice, which results in loss of all revenue attributable to the contract. Furthermore, with an owned or leased property the Company benefits from the increase in value of the facility as its performance increases. With a management contract, the owner of the facility maintains the equity value. From a cash flow standpoint, a management contract is more lucrative because the

Company does not have to support the ongoing operating cash flow of the facility.

         The Company owned or leased 35 additional facilities during fiscal year ended June 30, 1997 compared to fiscal year ended June 30, 1996, which resulted in a corresponding increase in net revenues of $36 million during the fiscal year ended June 30, 1997. The number of leased or owned properties at year end are presented in the following table (which does not include managed facilities):

            Type                       Fiscal 1995          Fiscal 1996   Fiscal 1997
         Nursing                           30                   48            69
         Retirement                         8                   18            32
                 Total                     38                   66           101

         For facilities that were in place for the entire year ended June 30, 1996 and June 30, 1997, revenue increased approximately $1 million, or 2%, during the year ended June 30, 1997. For these same facilities, average rates increased approximately 4% while patient-days decreased approximately 2%.

         During the year ended June 30, 1997, the Company had revenue from medical supply sales of $45,500,712, an approximately $35 million increase compared to fiscal year ended June 30, 1996. The Company had cost of goods sold of $31,832,734 for the fiscal year ended June 30, 1997 as compared to $5,773,934 for the fiscal year ended June 30, 1996. The increase in sales reflects the acquisition of AmeriDyne Corporation on April 1, 1996 and Atlantic Medical, Inc. on July 1, 1996 by Contour Medical, Inc.

         Lease expense increased from $8,442,671 in the year ended June 30, 1996, to $14,117,392 in the year ended June 30, 1997. This increase is primarily attributable to the increased numbers of facilities leased during the year, as well as the full year effect of leased facilities that started during the year ended June 30, 1996.

         General and administrative expenses for the year ended June 30, 1997 were $46,346,051, representing 18% of total revenues, as compared to $23,192,250 representing 17% of total revenues, for the year ended June 30, 1996.

         During the year ended June 30, 1997, the Company recorded a $2,982,063 provision for bad debts. The amount of the provision for bad debts was based upon the aging and estimated collectibility of receivables from Medicare, Medicaid and private payors. During the year ended June 30, 1997, the aging of receivables increased compared with the aging of receivables at June 30, 1996.

         During the year ended June 30, 1997, the Company had $673,655 in interest income and financing fees as compared to $1,847,868 in interest income and financing fees for the year ended June 30, 1996. The decrease in interest income is a result of the decreased amount of advances to related parties during the current year.

         Interest expense increased from $7,948,091 in the year ended June 30, 1996 to $14,111,843 in the year ended June 30, 1997. This increase is primarily attributable to the increased numbers of facilities acquired by the Company during the year, as well as the full year effect of facilities that were acquired by the Company during the year ended June 30, 1996.

         For the year ended June 30, 1997, the Company incurred benefits for income taxes of $2,343,256 which represents an effective tax benefit rate of 25% as compared to expenses for income taxes of $1,307,091, which represents an effective tax rate of 48% for the year ended June 30, 1996.

         The net loss of $7,535,810 for the year ended June 30, 1997 is lower than the net income of $1,746,808 for the year ended June 30, 1996, due to the fact that the Company's operations have deteriorated due to the delay in the consummation of the merger transaction with Sun Healthcare Group, Inc. Turnover of the Company's personnel, such as nursing home administrators, regional administrators, as well as all staff functions within the Company's nursing homes and the assisted living facilities has been higher than normal because of the uncertainty of the Company's future.

         Occupancy rates have also impacted the Company's profitability this fiscal year versus fiscal year 1996. Occupancy rates have declined because of the turnover of administrators, social workers, and nurses. With both the expansion of the number of facilities the Company operated during fiscal year 1997 and the higher than normal staff turnover, the Company's existing management staff was spread very thin.

         Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms, however, they are all subject to termination on 60 days notice, with or without cause, by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future. These fees represent .87% and 2.82% of the total revenues of the Company for the years ended June 30, 1997 and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had a deficit of $10,489,285 in working capital compared to a $1,280,270 deficit at June 30, 1996.

         During the year ended June 30, 1997, cash provided by or used in operating activities was ($3,532,919) as compared to $5,279,626 for the year ended June 30, 1996. The $8,812,545 decrease was primarily due to the increases in deferred income taxes of $11,111,558, and increases in accounts receivable of $20,200,604. Cash provided by operating activities was primarily attributed to an increase in accounts payable and accrued expenses of $29,187,587.

         Cash used in investing activities during the year ended June 30, 1997, was $23,886,904. The expenditures primarily related to acquisitions to purchases of property and equipment of $12,734,389, and acquisitions of facilities of $19,113,658.

         Cash provided by financing activities during the year ended June 30, 1997, totaled $31,012,336. Sources of cash included proceeds from the issuance of preferred stock of $9,340,000, proceeds from stock options and warrants exercised of $1,900,306, and proceeds from long-term debt and lines of credit of $33,919,190. Cash used in financing activities primarily consisted of $13,329,520 in payments of long-term debt, $600,000 in redemption of preferred stock, $841,318 in purchases of treasury stock, and $240,000 for dividends on preferred stock.

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

         The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. At June 30, 1997, the Company had approximately $4,115,000 in unused credit available under such lines.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Independent Auditors' Reports appear at pages F-1 and F-2, and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-28 hereof.

         Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123 "Accounting for Stock Based Compensation." These pronouncements had no effect on the Company's financial position or operations for the year ended June 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        In August 1997, the accounting firm of Coopers & Lybrand, L.L.P. resigned as the Company's independent accountants and notified the Company that its report on its audit of the Company's financial statements for the fiscal year ended June 30, 1996 should no longer be relied upon.

         The Company engaged the accounting firm of Cherry, Bekaert & Holland, L.L.P. to reaudit the Company's financial statements for the fiscal year ended June 30, 1996 and audit the Company's financial statements for the fiscal year ended June 30, 1997.

         These changes in the Company's independent accountants were previously reported in the Company's Current Report on Form 8-K dated August 14, 1997 (as amended by an amendment to such Current Report on Form 8-K/A filed with the Commission on September 9, 1997).

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The Directors and Executive Officers of the Company are as follows:

      NAME            AGE             POSITION AND OFFICES HELD
-----------------     ---        -------------------------------------------
Chris Brogdon         48         President and a Director since October 1991

Edward E. Lane        61         Secretary and a Director since October 1991

Darrell C. Tucker     39         Treasurer since November 1993, and a
                                 Director since November 1991

Julian S. Daley       70         Director since November 1993

Harlan Mathews        70         Director since July 1996

         There is no family relationship between any Director or Executive Officer of the Company.

         The Company has no Nominating Committee, but does have a Compensation Committee and an Audit Committee.

         The Compensation Committee consists of Edward E. Lane, Julian S. Daley and Harlan Mathews. The Compensation Committee reviews the compensation arrangements for each of the Company's Executive Officers and makes recommendations to the Board of Directors.

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

         CHRIS BROGDON - PRESIDENT AND A DIRECTOR. Mr. Brogdon has served as President and a Director of the Company since October 1991. He also served as Treasurer of the Company from October 1991, to November 1993. He served as Secretary of Capitol Care from October 1990, until it was merged into the Company in November 1992, and now serves in these same capacities with Capitol Care. Mr. Brogdon has been involved in financing and operating nursing homes and retirement communities since 1982. From 1969 until 1982, Mr. Brogdon was employed in the securities business as a retail salesman. Mr. Brogdon attended Georgia State University in Atlanta, Georgia. Since March 1987, Mr. Brogdon has been Secretary/Treasurer of Winter Haven Homes, Inc. ("WHH") and since August 1990, he has been Secretary/Treasurer of National Assistance Bureau, Inc. ("NAB"). Both WHH and NAB are engaged in the business of owning and operating nursing homes and retirement communities. These two companies either own or operate pursuant to long-term leases with options to purchase, or are the sole or managing general partner of limited partnerships that own or lease, a total of five properties. Mr. Brogdon also serves as a Director and Chairman of the Board of Contour Medical, Inc., a publicly-held company, of which the Company is a majority shareholder. He is also a Director of In-House Rehab Corporation, a publicly-held company of which the Company is a minority shareholder which provides physical, speech and occupational therapy services to nursing home and other long-term care providers. Mr. Brogdon is also a Director and Chairman of the Board of NewCare Health Corporation, a publicly-held company which provides senior residential care services, primarily as an operator of long-term care facilities.

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

         HARLAN MATHEWS - DIRECTOR. Mr. Mathews has been a Director of the Company since July 1996. Since 1994 he has been a partner in the law firm of Farris, Mathews, Gilman, Branan & Hellen, P.L.C., in Nashville, Tennessee. From 1993 to 1994, he served as a United States Senator from the State of Tennessee. From 1987 to 1993, he was Deputy to the Governor of Tennessee and Cabinet Secretary. From 1974 to 1987, Mr. Mathews was Treasurer of the State of Tennessee. He received a Bachelor's Degree in Business from Jacksonville State University in Alabama in 1949 and a Master's Degree in Public Administration from Vanderbilt University in 1950. Mr. Mathews received a law degree from the Nashville School of Law in 1962. Mr. Mathews currently serves as a Director of Murray Guard, Inc., and NewCare Health Corporation, which are publicly-held companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, the following persons who were either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year: Chris Brogdon, Connie Brogdon and Edward E. Lane each filed two Form 4 filings one day late which reported a total of three transactions late each. Darrell C. Tucker filed one Form 4 two weeks late reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the fiscal year ended June 30, 1997, 1996 and 1995:

                                     SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                           ANNUAL COMPENSATION             AWARDS                PAYOUTS
                                                                 SECURITIES
                                           OTHER                 UNDERLYING
                                           ANNUAL     RESTRICTED OPTIONS/            ALL
NAME AND PRINCIPAL                         COMPEN-    STOCK      SARs       LTIP     OTHER
     POSITION       YEAR   SALARY   BONUS  SATION     AWARD(S)   (NUMBER)   PAYOUTS  COMPENSATION
------------------  ----  --------  -----  ------     --------   --------   -------  ------------
Chris Brogdon,      1997  $240,000  -0-      -0-        -0-       -0-         -0-        -0-
 President          1996  $171,000  -0-      -0-        -0-      105,000      -0-        -0-
                    1995  $ 90,000  -0-      -0-        -0-        -0-        -0-        -0-

Darrell C. Tucker,  1997  $245,000 $30,000 $14,400(1)   -0-      100,000      -0-      $  765(2)
 Treasurer
                    1996  $234,103  -0-    $14,400(1)   -0-       52,500      -0-      $2,000(2)
                    1995  $160,000  -0-    $ 6,000(1)   -0-        -0-        -0-      $  665(2)

Edward E. Lane,     1997  $240,000  -0-      -0-        -0-        -0-        -0-        -0-
 Secretary          1996  $180,000  -0-      -0-        -0-      105,000      -0-        -0-

---------------------

(1)      Represents an automobile allowance paid to Mr. Tucker.
(2)      Represents amounts paid for a term life insurance policy for Mr.
         Tucker.

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning individual grants of stock options made to each of the Executive Officers named above during the fiscal year ended June 30, 1997:

                                                                           POTENTIAL
                                                                          REALIZABLE
                                                                      VALUE AT ASSUMED
                                                                        ANNUAL RATES
                                                                       OF STOCK PRICE
                                                                      APPRECIATION FOR
                                 INDIVIDUAL GRANTS                      OPTION TERM(1)
                   ----------------------------------------------   ---------------------
                   NUMBER OF
                   SECURITIES   % OF TOTAL
                   UNDERLYING  OPTIONS/SARs
                    OPTIONS/    GRANTED TO    EXERCISE      EXPIR-
                     SARs      EMPLOYEES IN    OR BASE      ATION
      NAME         GRANTED(#)  FISCAL YEAR   PRICE($/SH)    DATE      5%($)      10%($)
      ----         ----------  ------------  -----------   -------   --------   -------
Chris Brogdon           -0-         0.0%           --           --         --          --
Darrell C. Tucker   100,000        29.2%        $8.50      7/16/01   $234,800    $394,500
Edward E. Lane          -0-         0.0%           --           --         --          --

--------------

(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercise are dependent on the future performance of the Company's Common Stock as well as the option holder's continued employment. The amounts reflected in this table may not necessarily be achieved.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         The following table sets forth information as to the value of stock options held by the Executive Officers named above as of June 30, 1997. None of these Executive Officers exercised any options during the year ended June 30, 1997.

                                  SECURITIES             VALUE OF
                                  UNDERLYING           UNEXERCISED
                                  UNEXERCISED          IN-THE-MONEY
                                    OPTIONS            OPTIONS/SARs
                                 SARs AT FY-END         AT FY-END
                                  EXERCISABLE/         EXERCISABLE/
           NAME                  UNEXERCISABLE         UNEXERCISABLE
     -----------------           --------------        -------------
     Chris Brogdon                 394,406/0            $2,510,894/0
     Darrell C. Tucker             268,264/0            $1,419,307/0
     Edward E. Lane                394,406/0            $2,510,894/0

         Effective July 1, 1995, Mr. Tucker entered into a two year employment agreement which will continue on a year-to-year basis thereafter unless either party decides to terminate prior to an annual renewal. Pursuant to the agreement he will receive an annual salary of $220,000 during the first year, $245,000 during the second year, and his salary will increase by 10% per year thereafter. Effective July 1, 1997, Mr. Tucker receives an annual salary of $269,500. He also receives a $1,200 per month automobile allowance, a $1,000,000 term life insurance policy paid for by the Company, and full family health insurance paid for by the Company. He is also entitled to receive options to purchase 50,000 shares of common stock under the Company's stock option plan each year. However, such options will only be granted in years in which the Company increases its profits over the previous year's profit. Mr. Tucker has agreed that during the term of his employment, and for a period of two years thereafter he will not engage in the business of, or be employed by a business entity engaged in, the management of health care facilities in the areas in which the Company does business. Mr. Tucker has also agreed not to disclose any confidential information or trade secrets of the Company which he may acquire during the course of his employment.

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

STOCK OPTION PLAN

         In December, 1993, the Company's Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are key employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The total number of shares of Common Stock subject to options under the 1993 Plan currently may not exceed 2,182,625, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

         The Board of Directors may amend the 1993 Plan at any time, provided that the Board may not amend the 1993 Plan to materially increase the number of shares available under the 1993 Plan, materially increase the benefits accruing to Participants under the 1993 Plan, or materially change the eligible class of employees without shareholder approval.

         As of June 30, 1997, options to purchase 1,584,610 shares of Common Stock were outstanding under the 1993 Plan exercisable at prices ranging from $4.647 to $15.95 per share. The exercise prices of all of the options granted under the 1993 Plan are at least equal to the market value of the Company's Common Stock on the date of grant.

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

EMPLOYEE RETIREMENT PLAN

         During the year ended June 30, 1996, the Company established a defined contribution retirement plan. Employees qualify for the plan upon the completion of three months of service with the Company and reaching the age of twenty-one. Company contributions to the plan represent a matching percentage of certain employee contributions. The matching percentage is subject to management's discretion based upon consolidated financial performance. For the year ended June 30, 1997, the Company did not make any contributions to the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 18, 1997, as to the shares of the Common Stock beneficially owned by each person who is the beneficial owner of more than five percent (5%) of the Company's shares, each of the Company's Directors and by all of the Company's Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

   NAME AND ADDRESS              AMOUNT OF BENEFICIAL          PERCENTAGE
  OF BENEFICIAL OWNER                 OWNERSHIP                 OF CLASS
------------------------         --------------------          ----------
Chris Brogdon                      2,733,404 (1)                  18.0%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Edward E. Lane                     2,673,941 (2)                  17.7%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Darrell C. Tucker                    655,664 (3)                   4.4%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

Julian S. Daley                       46,243 (4)                   0.3%
805 Edgewater Trail
Atlanta, GA  30328

Harlan Mathews                        10,000 (5)                   0.1%
420 Hunt Club Road
Nashville, TN  37221

Connie Brogdon                     2,733,404 (6)                  18.0%
Suite 200
6000 Lake Forrest Drive
Atlanta, GA  30328

All Officers and Directors         6,119,252                      38.6%
as a Group (5 Persons)

-------------------------

(1) Includes 927,948 shares of Common Stock owned by Mr. Brogdon; 1,164,160 shares of Common Stock owned by Mr. Brogdon's wife, Connie Brogdon; 1,159 shares of Common Stock held by Mr. Brogdon's daughter; 245,731 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc. of which Mr. Brogdon's wife, Connie Brogdon, is a 50% owner; and 394,406 shares underlying stock options held by Mr. Brogdon.
(2) Includes 2,033,804 shares of Common Stock owned by Mr. Lane; 245,731 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc. of which Mr. Lane is a 50% owner; and 394,406 shares underlying stock options held by Mr. Lane.
(3) Includes 370,128 shares of Common Stock owned by Mr. Tucker, 12,268 shares held by Mr. Tucker's wife, and 268,268 shares underlying stock options held by Mr. Tucker.
(4) Includes 1,603 shares held directly by Mr. Daley, 12,497 shares held by Mr. Daley's wife, 67 shares held by a partnership, and 32,076 shares underlying stock options held by Mr. Daley.
(5)      Represents 10,000 shares underlying stock options held by Mr. Mathews.
(6) Includes 1,164,160 shares of Common Stock owned by Connie Brogdon; 927,948 shares of Common Stock owned by Mrs. Brogdon's husband, Chris Brogdon; 1,159 shares of Common Stock held by Mrs. Brogdon's daughter; 245,731 shares of Common Stock which represents 50% of the shares held by Winter Haven Homes, Inc., of which Connie Brogdon is a 50% owner; and 394,406 shares underlying stock options held by her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has agreements to provide management and accounting services for nursing homes and personal care facilities which are owned or controlled by entities which are owned or controlled by Officers, Directors and principal shareholders of the Company. As of October 1, 1997, the Company had agreements to manage two facilities owned or controlled by Winter Haven Homes, Inc. ("Winter Haven"); one facility owned or controlled by Gordon Jensen Health Care Associates, Inc. ("Gordon Jensen"); two facilities owned or controlled by National Assistance Bureau, Inc. ("NAB"); one facility owned by Southeastern Cottages, Inc. ("SCI"); and two facilities owned by Chamber Health Care Society, Inc. ("Chamber"). The Company previously managed a facility owned by Senior Care, Inc. ("Senior Care"). Winter Haven is owned by a corporation which is owned 50% by Edward E. Lane, an Officer and Director of the Company, and 50% by

Connie Brogdon, the wife of an Officer and Director of the Company. Gordon Jensen is a non-profit corporation of which Edward E. Lane is President. NAB is also a non-profit corporation of which Edward E. Lane is President and Chris Brogdon is Secretary/Treasurer. Chamber and Senior Care are non-profit corporations. Edward E. Lane is President and a director of Chamber. SCI is a corporation owned 50% by Chris Brogdon and 50% by Edward E. Lane.

         The agreements to provide management and accounting services to the affiliated entities are for periods of five years but are cancelable upon 60 days' notice by either party. The agreements provide for monthly fees ranging from $1,000 to $24,000 per facility and expire in 1998. During the fiscal year ended June 30, 1997, these agreements resulted in revenue to the Company of $2,212,500.

         The Company currently manages eight facilities owned or controlled by affiliates of the Company, and as part of its duties, the Company also manages the cash and pays the bills for the facilities. In doing so, the Company maintains a cash management system where the deposits of all properties are swept into an investment account daily. The Company also advances working capital to these properties when needed. At June 30, 1996, aggregate amounts were due from the following entities: Winter Haven - $8,887,833; Gordon Jensen - $2,982,975; SCI - $679,144; NAB - $1,326,391; Chamber - $336,857; Senior Care -
$84,095; and other affiliates - $19,366. Subsequent to June 30, 1996, entities controlled by Winter Haven assumed the liabilities of NAB, SCI, Chamber and Senior Care.

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

         On September 30, 1996, the Company leased the 101-unit (with 28 additional units under construction) retirement facility known as The Renaissance - Titusville in Titusville, Florida from a partnership controlled by Winter Haven for a period of 10 years. The Company has the right to extend the lease for an additional five year term. The Company paid Winter Haven $1,500,000 on execution of the lease, and will pay monthly rent equal to 1.1 times the debt service requirements on the facility. For the purposes of this calculation, the principal debt will not exceed $6,000,000.

         During the year ended June 30, 1997, the Company entered into leases on eight facilities with Retirement Group, L.L.C., the owner of these facilities. Retirement Group, L.L.C. is owned 41.1% by an entity controlled by Edward E. Lane; 41.8% by Chris Brogdon and his wife, Connie Brogdon; 10.0% by Winter Haven Homes; 3.5% by Darrell C. Tucker; and 3.6% by James J. Andrews, an officer of a subsidiary of the Company. Each of these leases are for an initial term of ten
(10) years, with the Company having the right to extend each lease for an initial five (5) year term. The amount of the rent payment under each lease is equal to 110% of the principal and interest that Retirement Group, L.L.C. is required to pay to the lenders of the respective properties. During the fiscal year ended June 30, 1997, $1,355,217 was paid to Retirement Group, L.L.C. under these leases.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                                    Page(s)

  Independent Auditors' Report...................................     F-1

  Report of Independent Certified Public Accountants.............     F-2

  Consolidated Balance Sheets as of June 30, 1997 and 1996.......  F-3 - F-4

  Consolidated Statements of Income for the years ended
    June 30, 1997, 1996 and 1995.................................     F-5

  Consolidated Statements of Shareholders' Equity for the
    years ended June 30, 1997, 1996 and 1995.....................  F-6 - F-7

  Consolidated Statements of Cash Flows for the years ended
    June 30, 1997, 1996 and 1995.................................  F-8 - F-9

  Notes to Financial Statements.................................. F-10 - F-28

    (a) 2. FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

    (a)  3.  Exhibits:
             [TO BE UPDATED]

EXHIBIT
  NO.       DESCRIPTION                     LOCATION

 2.1        Agreement and Plan of           Incorporated by reference
            Merger and Reorganization       to Exhibit 2.1 to the Company's
            dated February 17, 1997,        Current Repot on Form 8-K
            among Sun Healthcare Group,     dated February 17, 1997
            Peach Acquisition Corporation

 2.2        Amendment No. 1 to the Agree-   Incorporated by reference
            ment and Plan of Merger and     to Exhibit 2.1 to the Company's
            Reorganization dated as of      Current Report on Form 8-K
            February 17, 1997, among Sun    dated May 23, 1997
            Healthcare Group, Inc.,
            Peach Acquisition Corporation
            and Retirement Care Associates,
            Inc.

 2.3        Amendment No. 2 to the Agree-   Incorporated by reference
            ment and Plan of Merger and     to Exhibit 2.1 to the Company's
            Reorganization dated as of      Current Report on Form 8-K
            February 17, 1997, among Sun    dated August 21, 1997
            Healthcare Group, Inc., Peach
            Acquisition Corporation
            and Retirement Care Associates,
            Inc.

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

 3.6        Articles of Amendment to        Incorporated by reference
            Incorporation (Series E         to Exhibit 3.6 to the
            Convertible Preferred           Company's Annual Report on
            Stock)                          Form 10-K for the fiscal
                                            year ended June 30, 1996

 3.7        Articles of Amendment to        Incorporated by reference
            Articles of Incorporation       to Exhibit 3.7 to the
            (Series F Convertible Pre-      Company's Annual Report on
            ferred Stock) and Certif-       Form 10-K for the fiscal
            icate of Correction to          year ended June 30, 1996
            same

10.1        Employment Agreement            Incorporated by reference
            with Darrell C. Tucker          to Exhibit 10.1 to the
                                            Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1996

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

10.28       Edwinola Retirement             Incorporated by reference
            Community Purchase Agree-       to Exhibit 10.93 to the
            ment                            Company's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 30, 1995

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

16          Letter re Change in             Incorporated by reference
            Certifying Accountant           to Exhibit 16.1 to the
                                            Company's Current Report on
                                            Form 8-K/A dated as of
                                            August 14, 1997

21          Subsidiaries of the             Filed herewith electronically
            Registrant

23.1        Consent of Cherry, Bekaert &    Filed herewith electronically
            Holland, L.L.P.                 (See Item 14(a)1. hereof)

23.2        Consent of BDO Seidman, LLP     Filed herewith electronically
                                            (See Item 14(a)1. hereof)

27          Financial Data Schedule         Filed herewith electronically

         (b) REPORTS ON FORM 8-K. The Company filed one Report on Form 8-K during the last quarter of the period covered by this Report as follows: The Company filed a Report on Form 8-K dated May 27, 1997, reporting information under Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, reporting an amendment to the Company's Agreement and Plan of Merger with Sun Healthcare Group, Inc.

REPORT OF CHERRY, BEKEART & HOLLAND


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
  Retirement Care Associates, Inc.

We have audited the accompanying consolidated balance sheets of Retirement Care Associates, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retirement Care Associates, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 6 to the consolidated financial statements, the Company changed its method of accounting for certain costs in inventory.

                                /s/ Cherry, Bekaert & Holland, L.L.P.
                                CHERRY, BEKAERT & HOLLAND, L.L.P.

Greensboro, North Carolina
October 10, 1997

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


                                    /s/ BDO Seidman, LLP
                                        BDO SEIDMAN, LLP

Atlanta, Georgia
October 9, 1995,
except for Note 1
which is as of May 1, 1996

FINANCIAL STATEMENTS


                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1997 and 1996


                                                       1997           1996
Assets:
     Current Assets
         Cash and cash equivalents                $  3,637,878   $     45,365
         Accounts receivable, net                   40,391,377     18,845,780
         Inventories                                 7,255,289      3,998,991
         Note and accrued interest receivable           75,000        613,750
         Deferred tax asset                          4,408,733      2,008,430
         Income tax receivable                       4,065,431           --
         Restricted bond funds                       3,068,276      2,342,565
         Prepaid expenses and other assets           2,009,467      1,623,679

                      Total current assets          64,911,451     29,478,560

     Property and equipment, net of
       accumulated depreciation                    150,492,221    111,420,486

     Marketable equity securities                         --           33,645
     Investment in unconsolidated affiliates           734,514        496,800
     Deferred lease and loan costs                  13,065,759      7,665,891
     Goodwill, net of accumulated amortization      16,357,532      6,636,675
     Notes and advances due from non-affiliates      1,421,405      1,372,247
     Notes and advances due from affiliates          1,411,379     14,316,661
     Restricted bond funds                           3,689,969      3,514,969
     Other assets                                    3,286,736      2,556,353

                      Total assets                $255,370,966   $177,492,287



The accompanying notes are an integral part of the consolidated financial statements

                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1997 and 1996

                                                         1997              1996
Liabilities and Shareholders' Equity
     Current liabilities:
         Lines of credit                            $   9,935,036    $   3,556,535
         Current maturities of long-term debt          11,454,059        2,220,491
         Loans Payable to Affiliates                    1,478,368             --
         Accounts payable                              34,076,015       10,115,347
         Accrued expenses                              18,417,258       11,316,030
         Income taxes payable                                --          3,726,317
         Deferred gain                                     40,000           40,000
                  Total current liabilities            75,400,736       30,974,720

     Deferred gain                                        181,370          371,370
     Deferred income taxes                              1,098,929          277,000
     Long-term debt, less current                     141,674,131      108,481,040

     Minority interest                                  4,520,953        4,122,039

     Commitments and contingencies

     Redeemable convertible preferred stock             1,800,000        2,400,000

     Shareholders' equity
         Common stock, $.0001; 300,000,000 shares
         authorized; 14,489,888 and 12,145,875
         shares issued, respectively                        1,450            1,214

     Preferred stock                                    3,250,000        7,408,279
     Additional paid-in capital                        43,799,617       28,329,625
     Retained earnings (deficit)                      (16,356,220)      (4,752,880)
     Treasury stock, at cost                                 --           (120,120)
                                                       30,694,847       30,866,118
                                                    $ 255,370,966    $ 177,492,287

The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                       Consolidated Statements of Income
                For the years ended June 30, 1997, 1996 and 1995



                                                              1997            1996             1995
Revenues:
     Net patient service revenue                          202,603,841    $ 119,499,849    $ 69,949,822
     Medical supply revenue                                45,500,712        9,825,252       3,617,439
     Management fee revenue:
         From affiliates                                    2,212,500        3,472,900       3,517,500
         From others                                          446,829          308,533         652,194
     Other revenue                                          2,463,979          904,835       1,879,098
                  Total revenues                          253,227,861      134,011,369      79,616,053

Expenses:
     Cost of patient services                             148,520,849       80,815,511      47,778,410
     Cost of medical supplies sold                         31,045,671        5,350,817       3,153,430
     Lease expense                                         14,117,392        8,442,671       5,769,232
     General and administrative                            46,346,051       23,192,250      12,769,582
     Depreciation and amortization                          6,514,713        3,406,986       1,128,183
     Provision for bad debts                                2,982,063        3,423,117            --
                  Total expenses                          249,526,739      124,631,352      70,598,837

                  Operating income                          3,701,122        9,380,017       9,017,216

Other income (expense):
     Interest income                                          673,655        1,847,868         658,215
     Interest expense                                     (14,111,843)      (7,948,091)     (1)179,052

Income before minority interest, income taxes,
  extraordinary item and cumulative effect of
  change in accounting principle                           (9,737,066)       3,279,794       8,496,379

Minority interest                                             348,000         (597,895)        (18,784)

Income before income taxes, extraordinary item
  item and cumulative effect of change in
  accounting principle                                     (9,389,066)       2,681,899       8,477,595

Income taxes                                               (2,343,256)       1,307,091       3,419,092

Income before extraordinary item and cumulative
  effect of change in accounting principle                 (7,045,810)       1,374,808       5,058,503

Extraordinary Charge - loss on extinguishment
     of debt, net of tax benefit of $300,000                  490,000             --              --

Cumulative effect of change in accounting
   principle, net of income taxes of $228,000                    --            372,000            --

Net income (loss)                                          (7,535,810)   $   1,746,808    $  5,058,503

Preferred stock dividends                                   2,236,777        2,266,777         225,000

Income (loss) applicable to common stock                $  (9,772,587)   $    (519,969)   $  4,833,503

Income (loss) per common and common equivalent share:

   Income (loss) before extraordinary item
     and cumulative effect of change in
     accounting principle                               $       (0.68)   $        (.08)   $       0.38

   Extraordinary Charge-loss on
     extinguishment of debt                                      (.03)            --              --

   Cumulative effect of change in
     accounting principle                                        --               0.03            --

   Net income (loss)                                             (.71)            (.05)           0.38

   Weighted average shares outstanding                     13,709,590       11,324,755      12,616,835

The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1997, 1996 and 1995

                                                       Preferred Stock                      Common Stock
                                             Series A     Series E      Series F          Shares      Amount
Balance June 30, 1994                       $ 364,083    $      --      $      --        9,526,166    $   952
     Issuance of common stock upon
       conversion of
       Series A preferred stock              (364,083)          --             --           69,508          7
     Issuance of common stock upon
       conversion of
       Series D preferred stock                  --             --             --          125,000         12
     Issuance of common stock upon
       Contour Medical, Inc. acquisition         --             --             --          105,000         11
     Stock dividend, 5%                          --             --             --          491,409         49

Balance June 30, 1995                       $    --      $      --      $      --       10,317,083    $ 1,031
     Issuance of Series E preferred stock        --        9,300,000           --             --         --
     Issuance of common stock upon
       conversion of
       Series E preferred stock                  --         (534,750)          --           54,516          5
     Unamortized balance on imputed
       Series E Preferred stock dividend         --       (1,356,971)          --             --         --
     Treasury stock purchased                    --             --             --             --         --
     Retirement of treasury stock                --             --             --          (15,500)        (2)
     Stock issued in exchange for
       cancellation of warrants and
       stock warrants exercised                  --             --             --        1,198,894        120
     Stock options exercised                     --             --             --           22,076          2
     Preferred stock, 10% dividend               --             --             --             --         --
     Stock dividend, 5%                          --             --             --          568,806         58

Balance June 30, 1996                       $    --      $ 7,408,279    $      --       12,145,875    $ 1,214

     Issuance of Series F preferred stock        --             --        9,340,000           --         --
     Amortization of imputed Series E
       preferred stock dividend                  --        1,356,971           --             --         --
     Issuance of common stock upon
       conversion of
       Series E preferred stock                  --       (8,765,250)          --        1,318,533        132
     Issuance of common stock upon
       conversion of
       Series F preferred stock                  --             --       (6,090,000)     1,148,698        115
     Treasury stock purchased
     Retirement of treasury stock                --             --             --         (520,272)       (52)
     Stock issued in exchange for
       Cancellation of warrants and
       new stock warrants exercised              --             --             --          144,872         15
     Stock options exercised                     --             --             --          252,182         26
     Preferred stock, 10% dividend               --             --             --             --         --

Balance June 30, 1997                       $    --      $      --      $ 3,250,000     14,489,888    $ 1,450

The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1997, 1996 and 1995

                                                                     Retained
                                                     Paid-In         Earnings     Treasury
                                                     Capital         (Deficit)      Stock
Balance June 30, 1994                             $ 12,391,673    $    643,043    $      --
     Issuance of common stock upon conversion
       of Series A preferred stock                     364,076            --             --
     Issuance of common stock upon conversion
       of Series D preferred stock                     499,989            --             --
     Issuance of common stock upon
       Contour Medical, Inc. acquisition               999,988            --             --
     Preferred stock, 10% dividend                        --          (225,000)          --
     Stock dividend, 5%                              4,299,951      (4,300,000)          --
     Net income                                           --         5,058,503           --

Balance June 30, 1995                             $ 18,555,677    $  1,176,546    $      --
     Issuance of Series E preferred stock                 --              --             --
     Issuance of common stock upon conversion
     of Series E preferred stock                       534,743            --             --
     Unamortized balance on imputed Series E
     preferred stock dividend                        1,356,971            --             --
     Treasury stock purchased                             --              --         (274,040)
Retirement of treasury stock                              --          (153,918)       153,920
     Stock issued in exchange for cancellation
     of warrants and stock warrants exercised          473,673            --             --
     Stock options exercised                           156,303            --             --
     Preferred stock, 10% dividend                        --          (270,000)          --
     Stock dividend, 5%                              7,252,258      (7,252,316)          --
     Net income                                           --         1,746,808           --

Balance June 30, 1996                             $ 28,329,625    $ (4,752,880)   $  (120,120)

     Issuance of Series F preferred stock                 --              --             --
     Amortization of imputed Series E
     Preferred stock dividend                       (1,356,971)           --             --
     Issuance of common stock upon conversion
     of Series E preferred stock                     8,768,297            --             --
     Issuance of common stock upon conversion
     of Series F preferred stock                     6,086,446            --
     Treasury stock purchased                             --              --       (3,707,410)
     Retirement of treasury stock                         --        (3,827,530)     3,827,530
     Stock issued in exchange for
     Cancellation of warrants and
     new stock warrants exercised                       70,966            --             --
     Stock options exercised                         1,901,254            --             --
     Preferred stock, 10% dividend                        --          (240,000)          --
     Net income                                           --        (7,535,810)          --

Balance June 30, 1997                             $ 43,799,617    $(16,356,220)   $      --

The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Years Ended June 30, 1997, 1996 and 1995

                                                                  1997           1996             1995
Cash flows from operating activities
     Net income (loss)                                       $ (7,535,810)   $  1,746,808    $  5,058,503
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
           Gain on sale of assets                                (608,423)           --              --
           Depreciation and amortization                        6,514,713       3,406,986       1,128,183
           Loss on sale of marketable securities                     --            29,085            --
           Cumulative effect of change in accounting
              principles                                             --          (372,000)           --
           Amortization of deferred gain                          (40,000)        (40,000)        (40,000)
           Provision for bad debt                               2,982,063       3,423,117            --
           Equity in income from investees                           --           146,800            --
           Minority interest                                     (348,000)        597,895          18,784
           Deferred income taxes                              (11,111,558)     (1,297,613)        261,092
           Changes in assets and liabilities net of
              effects of acquisitions
                  Accounts receivable                         (20,987,667)    (10,672,485)     (6,012,900)
                  Inventories                                    (960,447)     (2,245,194)       (996,139)
                  Prepaid expenses and other assets              (970,008)        703,690        (642,013)
                  Accrued interest receivable                      38,750         157,917        (196,667)
                  Accounts payable and accrued expenses        29,187,587       9,964,620       6,608,148
                  Deferred lease and loan costs                      --              --          (978,943)

                    Net cash provided by (used in)
                       operating activities                    (3,838,800)      5,549,626       4,208,048

Cash flows from investing activities:
     Purchases of property and equipment                      (12,734,389)    (12,490,298)     (6,079,610)
     Proceeds from sale leaseback transaction                        --              --         4,500,000
     Proceed from repayment of notes receivable                13,500,000       2,200,000            --
     Issuance of notes receivable and advances
       to affiliates and non-affiliates                          (143,876)     (8,935,677)     (1,742,147)
     Purchase of bonds receivable                                    --              --        (4,487,936)
     Investments in unconsolidated affiliates                    (237,714)      3,787,635      (3,335,833)
     Restricted bond funds                                       (900,711)     (4,720,047)        (17,317)
     Proceed from sale of fixed assets                          3,350,000            --              --
     Cash acquired in acquisition of Contour Medical, Inc.           --              --            73,254
     Decrease in marketable equity securities                        --              --           444,863
     Proceed from sale of marketable equity securities             33,645          36,780            --
     Goodwill paid in acquisitions                             (2,109,852)     (2,327,736)           --
     Acquisitions, net of cash required                       (18,807,777)    (21,938,513)           --
     Payment of deferred lease costs                           (5,530,349)       (593,470)           --

                    Net cash used in investing activities    $(23,581,023)   $(44,981,326)   $(10,644,726)


The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
               Consolidated Statements of Cash Flows (continued)
                For the Years Ended June 30, 1997, 1996 and 1995

                                                              1997             1996            1995
Cash flows from financing activities
     Capital investment by minority shareholders
       of subsidiary                                      $       --      $  2,088,492    $  1,729,469
     Redemption of preferred stock                            (600,000)       (600,000)           --
     Purchase of treasury stock                               (841,318)       (274,040)           --
     Dividends on preferred stock                             (240,000)       (270,000)       (225,000)
     Proceeds from issuance of preferred stock               9,340,000       9,300,000            --
     Proceeds from stock options and warrants exercised      1,900,306         559,593            --
     Proceeds from long-term debt and net borrowings
       under line of credit                                 33,919,190      35,329,244      11,309,986
     Payments on long-term debt                            (13,329,520)     (9,443,626)     (2,130,654)
     Payments on deferred loan costs                          (614,690)     (2,419,783)           --
     Proceeds from L/P to affiliates                         1,478,368            --              --

                      Net cash provided by financing
                        activities                          31,012,336      34,269,880      10,683,801

Net increase (decrease) in cash and cash equivalents         3,592,513      (5,161,820)      4,247,123

Cash and cash equivalents, beginning of year                    45,365       5,207,185         960,062

Cash and cash equivalents, end of year                    $  3,637,878    $     45,365    $  5,207,185

The accompanying notes are an integral part of the consolidated financial statements.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS AND BASIS OF PRESENTATION

Retirement Care Associates, Inc. ("RCA" or the "Company") operates 101 leased and owned nursing and retirement facilities in the Southeast United States and manages, for both related and unaffiliated third parties, an additional 9 nursing and retirement facilities. The Company also owns a majority interest in Contour Medical, Inc. ("Contour") whose principal operations consist of distributing medical supplies to healthcare facilities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with maturities of three months or less at issuance to be cash equivalents.

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

INVESTMENT IN UNCONSOLIDATED AFFILIATES

During the year ended June 30, 1995, the Company acquired a 35% interest in In-House Rehab, Inc. ("In-House"), a therapy service company, for $350,000. The

Company accounts for its investment in In-House on the equity method. The Company's share of In-House's net income was $327,714 and $146,800 for the years ended June 30, 1997 and 1996, respectively.

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

GOODWILL

Goodwill arises in connection with business combinations accounted for as purchases where the purchase price exceeds the fair value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. Any permanent impairment would be recognized by a charge against earnings. Accumulated amortization of goodwill approximated $719,000 and $233,000 as of June 30, 1997 and 1996, respectively.

ASSESSMENT OF LONG-LIVED ASSETS

Effective July 1, 1996, the Company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

The Company periodically reviews the carrying values of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggests that the carrying amount of long-lived assets may not be recovered. If this review indicates that the long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any permanent impairment of value is recognized as a charge against earnings in the statement of income. As of June 30, 1997, the Company does not believe there is any indication that the amortization period of its long-lived assets needs to be adjusted.

DEFERRED GAIN

Deferred gain on a sale-leaseback transaction is recorded at cost and is amortized into income on a straight-line basis over 10 years, the life of the lease. The related amortization is recorded as a reduction of lease expense.

STOCK DIVIDENDS

During January 1995 and April 1996, the Company declared 5% stock dividends which were payable on February 15, 1995 and May 15, 1996, respectively, to shareholders of record on February 15, 1995 and May 1, 1996, respectively. All common stock information presented has been retroactively restated to reflect these stock dividends.

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

Common stock equivalents for the years ended June 30, 1997 and 1996 have not been included since the effect would be antidilutive. Shares used in the calculation for the year ended June 30, 1995 consisted of the weighted average number of shares actually outstanding (10,798,292), as well as, the weighted average number of common share equivalents (1,818,543) which include dilutive stock options and warrants.

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

The Financial Accounting Standards Board released SFAS No. 123, "Accounting for

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

RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with the 1997 and 1996 presentations.

2. BUSINESS ACQUISITIONS:

ENCORE

On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling a 74.25% interest, in Encore Partners, L.P. ("Encore") in exchange for a capital contribution to Encore of $3.5 million. Encore owns three retirement facilities, totaling 527 beds, and two nursing homes, totaling 157 beds. The acquisition was accounted under the purchase method of accounting. The consolidated financial statements include the results of operations since the date of acquisition.

Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners.

ATRIUM

During the year ended June 30, 1995, Winter Haven Homes, Inc. ("Winter Haven"),an affiliated entity, assigned to the Company its rights under an agreement between Atrium and Winter Haven. The agreement granted Winter Haven the right to acquire up to a 75% ownership interest in Atrium in exchange for and upon meeting certain performance requirements.

In addition to the assignment, Winter Haven and the Company entered into a separate Compensation Agreement requiring the Company to pay Winter Haven an amount equal to 25% of the appraised values of Atrium upon each transfer of a 25% interest in Atrium to the Company. Through June 30, 1996, the payment of each 25% interest in Atrium was reflected as an increase in Investment in Unconsolidated Affiliates and a decrease in Notes and Advances Due From Affiliates in the accompanying financial statements.

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

ATLANTIC MEDICAL

On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was accounted for as a purchase and made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of

Atlantic Medical. The purchase price exceeded fair value of the net assets acquired by approximately $1.3 million. The resulting goodwill is being amortized on the straight-line method over forty years. The consolidated financial statements include the results of operation of Atlantic Medical subsequent to June 30, 1996.

The promissory notes bore interest at 7% per annum and were due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they were convertible into shares of common stock of RCA. On January 10, 1997, Contour retired all outstanding notes due to sellers of Atlantic Medical in the aggregate principal amount of $10,850,000, along with accrued interest. The retirement of these notes was funded by a loan of $9,750,000 from the Company, with the balance funded from Contour's existing line of credit with Barnett Bank. The loan from the Company was evidenced by a convertible promissory note bearing interest at 9% per annum and payable upon demand. This note was convertible into 1,950,000 shares of Contour's Common Stock, and on January 10, 1997, the Company exercised this conversion right.

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

The following table presents unaudited pro forma results of operations data as if the acquisitions described above had occurred on July 1, 1995. The pro forma amounts are provided for information purposes only. It is based on historic information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                             For the year ended June 30,
                                                                      (Unaudited)
                                                           1997                          1996
                  Revenues                              $254,410,713                 $158,534,082
                  Net income                              (7,537,686)                   1,798,053
                  Net income (loss) per share                   (.71)                        (.04)



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

3. RELATED PARTY TRANSACTIONS:

     The Company provides management and administrative services for eight facilities in addition to leasing eleven facilities, all owned by affiliates. These affiliates are owned and controlled by two individuals who are officers and directors of the Company.

The management and administrative services to affiliate facilities are provided pursuant to agreements which have five- to ten-year terms and are cancelable with sixty days written notice by either party. The agreements provided for monthly fees ranging from $4,000 to $28,000 per facility and expire through 2007. Revenue from these management services totaled $1,993,000, $3,472,900 and $3,517,500 for the years ended June 30, 1997, 1996 and 1995, respectively.

CCMC maintains a cash management account where all operating cash funds of the managed facilities are pooled into one bank account and invested daily. Notes and advances due from (to) affiliates consist of advances to facilities, net of advances from facilities, owned by the following affiliated entities:


                                                                                          June 30,
                                                                                 1997                  1996
Gordon Jensen Health Care Association, Inc.                                  $(1,019,474)           $2,982,975
Winter Haven Homes, Inc.                                                        (458,894)            8,887,833
Southeastern Cottages, Inc.                                                      295,642               679,144
National Assistance Bureau, Inc.                                                 149,815             1,326,391
Chamber Health Care Society, Inc.                                                964,240               336,857
Senior Care, Inc.                                                                  1,682                84,095
Other Affiliates                                                                       -                19,366
                                                                                 (66,989)          $14,316,661
Less current portion (payable)                                                (1,478,368)                    -
Noncurrent receivable                                                        $ 1,411,379           $14,316,661

The above amounts receivable from affiliates as of June 10, 1996 were satisfied during the acquisition by the Company of two facilities from related parties and the return of approximately 400,000 shares of Company stock held by Gordon Jensen to the Company treasury, discussed in following paragraphs. These notes required quarterly interest payments at 8% per annum. The notes were collateralized by second mortgages on facilities owned by affiliates, and certain notes were guaranteed by the principals of Winter Haven, who are shareholders of the Company.

The amounts receivable from and payable to affiliates as of June 30, 1997 were unsecured. The amounts receivable of $1,411,379 are noncurrent. The amounts payable of $1,478,368 are current and payable upon demand.

The Company's exposure to credit loss in the event of nonperformance by its related parties totaled $1,411,379 and $14,316,661 as of June 30, 1997 and 1996, respectively.

FACILITY ACQUISITIONS FROM AFFILIATES

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

FACILITIES LEASED FROM AFFILIATES

During the years ended June 30, 1997 and 1996, the Company leased nursing homes and retirement homes from affiliates. In 1996, one facility was leased with an annual rental of $300,000, expiring in 2006 with one ten-year renewal. In 1997, a total of eleven facilities were leased with annual rentals ranging from approximately $290,000 to $850,000, expiration dates through 2007, and renewal periods of five to ten years. The annual rentals of the ten leases acquired in 1997 are based upon 110% of the outstanding debt balance, so the future annual rentals are expected to decline during the lease terms.

ADDITIONAL TRANSACTIONS

On September 27, 1996, Gordon Jensen Health Care Association, Inc. (Gordon Jensen) returned approximately 400,000 shares of stock in the Company which had a fair market value of $3,000,000 in payment of Gordon Jensen's debt of $2,982,000 due to the Company. The retirement of these shares reduced stockholders' equity of the Company by $3,000,000.

In 1997, the Company received a guarantee fee of $500,000 for guarantee of Contour's $10,500,000 note payable which arose in connection with its acquisition of Atlantic Medical. As payment, the Company received 100,000 shares of Contour common stock. Contour's note payable was paid off in January, 1997 and the guarantee was released.

As of June 30, 1997 the Company had guaranteed debt in the amount of approximately $30,000,000 related to eight facilities of affiliates which the Company leases or manages. The debt is collateralized by the facilities, bears interest ranging from approximately 10% to 11.5% with due dates through 2007.

The Company was paid fees of $150,000 by affiliates in connection with locating financing for three facilities in 1996. These fees were included in interest income on the accompanying statements of income.

The Company has service and consulting agreements whereby In-House provides to facilities therapy and case management for a fixed monthly fee plus a charge per treatment unit provided. In 1997, the Company purchased approximately $5,129,000 or 77% of the total sales of In-House, and the Company's account payable to In-House of $1,528,000 was 49% of the total accounts receivable of In-House. For 1996, total sales and accounts receivable of In-House related to the Company.

4. ACCOUNTS RECEIVABLE:

Patient accounts receivable and net patient service revenue include amounts estimated by management to be payable by Medicaid and Medicare under the provisions of payment formulas in effect. Medicaid and Medicare programs accounted for approximately 72% and 68% of net patient service revenue during 1997 and 1996, respectively.

The Company grants credit without collateral to its patients most of whom are local residents of the respective nursing home and retirement facilities and are insured under third-party payor agreements. The mix of receivables from patients and third party payors is as follows:


                                                                                          June 30,
                                                                                 1997                  1996
         Medicaid                                                            $17,452,025           $10,644,368
         Medicare                                                              9,728,258             4,304,368
         Other third-party payors                                              1,084,008             1,598,816
         Patients                                                             12,315,451             3,113,145
         Trade receivables - Contour                                           7,811,635             2,595,083
                                                                              48,391,377            22,255,780
         Allowance for doubtful accounts                                       8,000,000             3,410,000
                                                                             $40,391,377           $18,845,780


In the opinion of management, any differences between the net revenue recorded and final determination will not materially affect the consolidated financial statements.

The activity in the allowance for doubtful accounts is as follows:

                                                    June 30,
                                      1997            1996            1995
Beginning of Period                $3,410,000      $       --      $      --
Provision                           2,982,063       3,423,117             --
Other Additions-Contour             1,995,386              --             --
Write Offs                           (387,449)        (13,117)            --
End of Period                      $8,000,000      $3,410,000             --

5. NOTE RECEIVABLE:

On February 7, 1996, the Company loaned $500,000 to an unaffiliated company. The note, plus interest at 9% per annum, was due on February 7, 1997 and was collateralized by a first lien on a 38-bed nursing home in Atlanta, Georgia. This note was paid in full with interest on May 15, 1997.

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

7. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

                                                           Estimated
                                                             Useful
                                                             Lives            1997                    1996
Land                                                          -            $ 8,330,565             $ 7,184,001
Buildings                                                    30            107,901,652              83,281,050
Equipment                                                  5-10             16,115,893              12,179,912
Leasehold improvements                                     5-10              3,373,755               2,193,228
Buildings and equipment under
 capital leases                                            5-30             18,642,560               8,111,801

                                                                           154,364,425             112,949,992
Less accumulated depreciation                                               13,897,697               8,518,084

                                                                           140,466,728             104,431,908
Construction in progress                                                    10,025,493               6,988,578
Net property and equipment                                                $150,492,221             111,420,486

Construction in progress, consisting of the development of four facilities, includes approximately $607,000 and $605,000 of capitalized interest costs as of June 30, 1997 and 1996, respectively. The total contract price of construction in progress was approximately $13,500,000 for the year ended June 30, 1997.

Substantially all property and equipment is pledged as collateral for long-term debt.

8. DEFERRED LEASE AND LOAN COST:

In connection with the execution of certain lease transactions and financing of acquisitions, the Company incurred lease and loan commitment fees, which are included in deferred lease and loan costs in the accompanying balance sheets, as follows:

                                                                                              June 30,
                                                                                    1997                         1996
Lease cost:
     Affiliated                                                                 $ 2,000,000                   $  500,000
     Non-affiliated                                                               5,831,968                    1,801,619
Loan cost:
     Affiliated                                                                     410,000                      410,000
     Non-affiliated                                                               6,414,978                    5,800,288
                                                                                 14,656,946                    8,511,907
Less accumulated amortization                                                     1,591,187                      846,016
Net deferred lease and loan cost                                                 13,065,759                   $7,665,891


9. SHAREHOLDERS' EQUITY:

STOCK PURCHASE WARRANTS

During the year ended June 30, 1997, the Company issued warrants to an investment banker and consultants to purchase 250,000 shares of its common stock at prices ranging from $6.96875 to $9.25 per share. The warrants were exercisable at varying dates through June 1999. None of the warrants were exercised during the year ended June 30, 1997.

The Company has issued Class A warrants in connection with a private offering and Class B and Class C warrants in connection with an offer to Class A warrant holders to convert their warrants. The Class A and Class C warrants are exercisable at $1.00 per share of common stock, the Class B warrants are exercisable at $6.00 per share of common stock. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days written notice in the event certain listing and registration requirements are achieved, and the closing bid price of the common stock exceeds $7.00 per share for the Class A and Class C Warrants, and $10.00 per share for the Class B Warrants, for 20 of 30 consecutive trading days. During the year ended June 30, 1997, Class A Warrants were exercised to purchase approximately 136,180 shares of common stock and Class C Warrants were exercised to purchase approximately 8,692 shares of common stock. As of June 30, 1997, there were Class A warrants outstanding which entitle the holders to purchase 101,581 shares of common stock, Class B warrants outstanding which entitle the holders to purchase 426,432 shares of common stock and Class C Warrants outstanding which entitle the holders to purchase 186,956 shares of common stock.

STOCK OPTIONS

Stock option plans

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principals Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1997 fiscal year. The Company intends to continue using the measurement practices prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

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

The following is a summary of stock option activity and related information for the years ended June 30:

                                         1997                           1996                       1995
                                       Weighted Avg.               Weighted Avg.                 Weighted Avg.
                           Options    Exercise Price    Options   Exercise Price       Options  Exercise Price
Outstanding:
     Beginning             1,498,368          $6.77    1,066,818         $5.24         882,110           $4.74
     Granted                 364,025          $7.44      489,300         $9.90         239,138           $7.42
     Exercised              (246,973)         $4.59      (22,076)        $4.65               -               -
     Canceled                (30,810)         $4.65      (35,674)        $5.36         (54,430)          $6.67

     End of year           1,584,610          $5.40    1,498,368         $6.77       1,066,818           $5.24

Exercisable:
     End of year           1,584,610          $5.40    1,498,368         $6.77       1,066,818           $5.24

Weighted average fair
 value of options
 granted during the
 year:                         $6.72                       $7.56                         $5.82

Exercise prices for options outstanding as of June 30, 1997 ranged from $4.65 to $10.24. The weighted average remaining contractual life of those options is
7.35 years.

Because the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                             1997                    1996
     Net income (loss) as reported                                         $(7,535,810)          1,746,808
     Net loss - pro forma net                                               (8,908,810)           (513,192)
     Loss per share - as reported                                                 (.71)               (.05)
     Loss per share - pro forma                                                   (.81)               (.25)

The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995; dividend yield of 0%, expected volatility of 66%, risk-free interest rates of 6.0% for 1997 and 5.4% for 1996 and expected lives of four years for 1996 options and five years for 1995 options.

PREFERRED STOCK

As of June 30, 1997, the Company has authorized 40,000,000 shares of preferred stock and has designated the following series of preferred stock:

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

- SERIES A CONVERTIBLE PREFERRED STOCK

2,000,000 shares of Series A Convertible Preferred Stock, par value $.10 per share, are authorized. Each share is entitled to 10 votes and has a preference rate of $.01 per share with no dividend rights. 750,000 shares of Series A Preferred Stock were issued in connection with a 1992 acquisition transaction between the Company and Capitol Care Management Company, Inc. The preferred shares were converted into common stock in 1994 and 1995.

- SERIES C CONVERTIBLE PREFERRED STOCK
1,000,000 shares of Series C Convertible Preferred Stock are authorized. Each share is entitled to one vote per share and had a preference rate of $1.00 per share with no dividend rights.

The shares of Series C Convertible Preferred Stock were converted in 1994 into common stock.

- SERIES E CONVERTIBLE PREFERRED STOCK

1,000,000 shares of Series E Convertible Preferred Stock are authorized. These shares were sold in an offering to foreign investors in April 1996 at $10.00 per share. Holders of the Series E Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E Preferred Stock are convertible into shares of common stock at a conversion price of $11.55 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00).

At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series E Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. As of June 30, 1997, the remaining 942,500 shares of Series E Convertible Preferred Stock were converted into 1,318,533 shares of common stock.

- SERIES F CONVERTIBLE PREFERRED STOCK

1,000,000 SHARES of Series F Convertible Preferred Stock are authorized. These shares were sold in an offering to foreign investors in September, 1996 at $10.00 per share. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus

4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of $7.425 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower.

At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. During the year ended June 30, 1997, the 651,666 shares of Series F Convertible Preferred Stock were converted into 1,148,698 shares of common stock.

TREASURY STOCK

During the year ended June 30, 1997, the Company purchased and retired 520,326 shares of its common stock at an aggregate cost of $3,923,222.

10. LONG-TERM DEBT:

Long-term debt at June 30, 1997 and 1996 is summarized as follows:

                                                                                  1997               1996
Non-affiliates:
     Notes payable to a real estate
     investment trust ("REIT")                                                $ 40,700,380        $ 39,623,938
Industrial development revenue bonds                                            22,615,000          20,060,000
Municipal revenue bonds                                                         26,265,000          18,170,000
Housing development mortgage revenue bonds                                      25,795,000          21,750,000
Notes payable to banks (8.5% or prime plus
 1% to 10% due through 2003)                                                    15,780,008           3,049,012
Capitalized lease obligations                                                   21,972,802           8,048,581

                                                                               153,128,190         110,701,531
Less current maturities                                                         11,454,059           2,220,491
                                                                              $141,674,131        $108,481,040

Future maturities of debt and capital lease obligations are as follows:

                                                               Capital
         Year                                                   Lease              Debt               Total
         1998                                              $  2,408,701       $ 11,980,406        $ 14,389,107
         1999                                                 2,416,138          2,538,317           4,954,455
         2000                                                 2,423,272          2,963,682           5,386,954
         2001                                                 2,430,508          3,455,739           5,886,247
         2002                                                 2,437,846          3,552,304           5,990,150
         Thereafter                                          36,798,942        106,664,940         143,463,882
         Total                                               48,915,407        131,155,388         180,070,795
         Less amount representing imputed
          interest at 11% to 12%                             26,942,605               -             26,942,605
         Total obligations                                 $ 21,972,802       $131,155,388        $153,128,190

The notes payable to the REIT consist of mortgage notes on sixteen facilities. Principal amounts are amortized over a 25-year period with monthly installments payable through 2006. Interest ranges on these notes from 9.75% to 11.28% and increases annually at rates ranging from 0.1% to 0.25%. The notes are collateralized by property and equipment of the sixteen facilities.

The industrial development revenue bonds consist of bonds on two facilities: a retirement community located in San Destin, Florida and Atrium, a nursing and retirement community located in Jacksonville, Florida. The San Destin facility serves as collateral for $11,925,000 of bonds payable to the Walton County Industrial Development Authority. Principal payments range from $150,000 to $1,300,000 annually through 2019 and interest accrues at 10.5%. The Atrium facility serves as collateral for three City of Jacksonville Industrial Development Revenue Refunding bonds totaling $10,690,000. Principal payments range from $65,000 to $375,000 annually through 2024, $6,060,000 due in 2011, and interest accrues at rates ranging from 6.5% to 11.5%.

The housing development mortgage revenue bonds include approximately $18,525,000 of bond debt assumed by the Company in connection with the acquisition of Encore. The bond debt, which is collateralized by property and equipment of five facilities, includes Okaloosa County, Florida Retirement Rental Housing Revenue Series A bonds totaling $7,925,000 with semi-annual interest payments at 10.75% due in 2003 and Ohio Rental Housing Revenue Series A bonds totaling $9,800,000 with semi-annual interest at 10.38% due in 2009. The remainder of the housing development mortgage revenue bonds consist of bonds totaling $8,070,000 collateralized by three facilities with interest ranging from 7% to 11.0% with maturities through 2026. The housing development mortgage revenue bonds require annual principal payments ranging from $150,000 to $2,000,000.

The municipal revenue bonds, which are collateralized by property and equipment of seven facilities and require annual principal payments ranging from $370,000 to $1,635,000, consist of the following:

Dade City, Florida Series A and B bonds totaling $6,395,000, with principal payments due through 2025 and interest ranging from 6.75% to 8%.

Highland County Series A and B bonds totaling $4,230,000, with principal payments due through 2024 and interest ranging from 6.5% to 8.5%.

City of Dublin Series A and B bonds totaling $2,740,000, with principal payments due through 2024 and interest ranging from 8.5% to 10.5%

Rome-Floyd County Development Authority Revenue Series A and B bonds totaling $2,655,000, with principal payments due through 2011 and interest rates ranging from 7.5% to 10%.

Americus-Sumter Series A and B bonds totaling $1,900,000, with principal payments due through 2026 and interest rates ranging from 8.0% to 10.25%.

Houston County Series A and B bonds totaling $5,650,000 with principal payments due through 2026 and interest rates ranging from 7% to 8.4%.

Sumner, TN Series A and B bonds totaling $2,695,000 with principal payments due through 2010 and interest rates ranging from 10.5% to 12.5%.

The Company recorded an extraordinary charge of $490,000, net of income tax benefit of $300,000, associated with the early extinguishment of approximately $9.2 million of long-term debt on the Company's retirement facility located in Destin, Florida.

In connection with the bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1997 and 1996, the Company was in violation of several of these covenants including the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not foresee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion.

11. LINES OF CREDIT:

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings under the lines of credit totaled $14,050,000 and $5,075,000 for the years ended June 30, 1997 and 1996, respectively. Total borrowings against the lines of credit were $9,935,036 and $3,556,535 at June 30, 1997 and 1996, respectively.

12. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases nursing homes and retirement care facilities from unaffiliated entities (in addition to leasing eleven nursing and retirement facilities from affiliated entities. (see Note 3). The lease agreements commenced on various dates with terms extending through February 2016. The Company has options to extend most of the leases for an additional five to ten years. The Company also leases certain facilities under agreements classified as capital leases. These agreements include purchase options exercisable at the Company's discretion during, or at the end of, each of the lease terms. The capital lease agreements commenced on various dates with terms extending through October 2008.

Included in the above agreements are seven leases whereby a sale to the lessor preceded the lease agreement ("sale/leaseback transaction"). The Company has accounted for six of these sale/leaseback transactions as sales with no gains or losses recognized on the transactions. The remaining sale/leaseback transaction was capitalized and included a deferred gain of $381,370 to be amortized over the term of the lease. Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1997:

                                    Year                                         Amount
                                    1998                                    $ 19,484,267
                                    1999                                      19,264,153
                                    2000                                      19,243,829
                                    2001                                      19,159,033
                                    2002                                      18,710,901
                                Future years                                 119,850,928
                                   Total                                    $215,713,111

The Company's rental expense under operating leases for nursing homes and retirement care facilities amounted to approximately $13,200,000, $6,040,000 and $5,750,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

The Company leases office space under a noncancelable operating lease which expires in October 2000. At June 30, 1997, minimum future rental payments under the noncancelable lease were as follows:

                                    Year                                          Amount
                                    1998                                        $325,455
                                    1999                                         341,683
                                    2000                                         358,673
                                    2001                                         120,509

Total amounts paid for rental of office facilities totaled approximately $306,000, $317,000, and $60,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

OTHER

The Company has guaranteed 20% to 100%, or approximately $9,000,000, of debt on six facilities owned by unaffiliated entities that are currently operated by the Company under operating leases.

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

13. INCOME TAXES:

The components of the provision for income taxes were as follows:

                                                                                        Year ended June 30,
                                                              1997                 1996                1995
Current:
                  Federal                                 $(1,097,110)          $2,671,891          $2,659,000
                  State                                      (240,648)             501,600             499,000
                                                           (1,337,758)           3,173,491           3,158,000
Deferred (benefit):
                  Federal                                    (846,568)          (1,571,500)            221,928
                  State                                      (158,930)            (294,900)             39,164
                                                          $(1,005,498)          (1,866,400)            261,092
Total income tax provision                                $(2,343,256)          $1,307,091          $3,419,092


The income tax provisions (benefit) included in the consolidated statements of income are as follows:

                                                              1997                 1996                1995
Income before extraordinary item and
 cumulative effect of change in
 accounting principle                                     $(2,343,256)           $1,307,091          $3,419,092
Cumulative effect of change
 in accounting principle                                            -               228,000                   -
Extraordinary Item                                           (300,000)                    -                   -
                                                           (2,643,256)           $1,535,091          $3,419,092



Deferred income taxes are provided to reflect temporary differences between financial and income tax bases of assets and liabilities. The sources of the temporary differences and their effect on the net deferred taxes at June 30, 1997 and 1996 are as follows:

                                                                                   1997               1996
Current deferred taxes:
      Deferred tax assets:
         Workers' compensation accrual                                          $1,936,000          $1,062,900
         Provision for losses on accounts
           receivable                                                            2,039,200             811,300
         Health insurance accrual                                                  227,800             227,800
         Net operating loss                                                        444,500             355,100
         Total current deferred tax asset                                        4,647,500           2,457,100
         Less valuation allowance                                                 (444,500)           (355,100)
                                                                                 4,203,000           2,102,000
         Deferred tax liability - other                                           (137,569)            (93,570)
         Net current deferred tax asset                                          4,065,431          $2,008,430


Noncurrent deferred taxes:
      Deferred tax asset - deferred gain                                           276,700          $  276,700
      Deferred tax liabilities:
         Property and equipment                                                    673,900             352,600
         Deferred lease cost                                                       568,200             201,100
         Other                                                                     133,529                   -
         Net noncurrent deferred tax
           liability                                                            $1,098,929          $  277,000

The provision for income taxes for the year ended June 30, 1996 and 1995 varies from the amount determined by applying the Federal statutory rate to pretax income as a result of the following:


                                                                                    1997               1996
Income tax expense (benefit)
   at federal statutory rate                                                    (3,310,600)         $1,115,130
Nondeductible tax penalties                                                        305,800             417,700
State income taxes, net of
   federal tax benefit                                                            (192,000)            331,100
Other, net                                                                         668,801            (556,839)
                                                                               $(2,527,999)         $1,307,091

The primary difference between the actual income tax rate of approximately 40% for the year ended June 30, 1995 and the Federal income tax rate of 34% is the amount paid for state income taxes.

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

The cost basis and estimated fair values of the Company's financial instruments at June 30 are as follows:

                                                                                                June 30, 1997
                                                                                        Carrying              Fair
                                                                                        Amount                Value
Financial assets:
     Cash and cash equivalents                                                          $  3,637,878          $  3,637,878

Financial liabilities:
     Short-term debt                                                                      21,389,095            21,389,095
     Long-term debt                                                                      141,674,131           128,718,000



                                                                                                June 30, 1996
                                                                                        Carrying              Fair
                                                                                        Amount                Value
Financial assets:
     Cash and cash equivalents                                                          $     45,365          $     45,365
     Marketable equity securities                                                             33,645                33,645
Financial liabilities:
     Short-term debt                                                                       5,777,026             5,777,026
     Long-term debt                                                                      108,481,040           112,338,000

As of June 30, 1995, the carrying amount of all financial instruments approximated fair value.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

As described in Note 2, the Company acquired certain businesses during 1997. The fair value of the assets acquired was $30,411,391 and the fair value of the liabilities assumed was $11,603,614, which resulted in net cash payments of $18,807,777.

As described in Note 2, the Company acquired certain businesses during 1996. The fair value of assets acquired was $69,826,951 and the fair value of liabilities assumed was $47,888,438, which resulted in net cash payments of $21,938,513.

During 1997, the Company entered into approximately $14,000,000 of capital lease agreements.

Contour acquired Atlantic Medical Supply Company, Inc. and sold CFI with noncash transactions of $16,073,970 and $624,252, respectively.

Cash paid for interest during the years ended June 30, 1997, 1996 and 1995 was $13,851,484, $6,561,954, and $1,172,883, respectively.

Cash paid for income taxes during the years ended June 30, 1997, 1996 and 1995 was $3,265,632, $3,561,089, and $829,292, respectively.

Dividends on preferred stock of $15,000 and $1,996,777 were accrued but not paid at June 30, 1996.

Dividends on preferred stock of $1,966,777 were accrued but not paid at June 30, 1997.

During 1997 and 1996, approximately $13,730,000 and $8,112,000, respectively, of lease assets and obligations were capitalized.

16. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of June 30:

                                                                                 1997                  1996
Payroll and payroll taxes                                                    $ 5,808,124           $ 3,587,217
Interest                                                                       2,129,164             1,868,805
Workers Compensation                                                           5,275,000             2,975,000
Other                                                                          5,204,970             2,885,008
Total                                                                        $18,417,258           $11,316,030

17. EMPLOYEE RETIREMENT PLAN:

During the year ended June 30, 1996, the company established a defined contribution retirement plan. Employees qualify for the plan upon the completion of three months of service with the Company and reaching the age of twenty-one. Company contributions to the plan represent a matching percentage of certain employee contributions. The matching percentage is subject to management's discretion based upon consolidated financial performance. For the years ended June 30, 1997 and 1996, the Company has not made any contributions to the plan.

18. BUSINESS SEGMENT INFORMATION:

Retirement Care Associates; Inc. and Subsidiaries is a long-term health care provider which engages in two distinct business segments. The Retirement Care Associates entity operates and manages nursing homes and retirement facilities throughout the Southeast. As of June 30, 1997, approximately 11,100 beds were owned or operated by this entity.

The Contour entity manufacturers a full line of orthopedic care and rehabilitation products and distributes them to nursing facilities throughout the Southeast. The Contour entity was acquired in 1995. The following represents business segment information for the years ended June 30, 1997, 1996 and 1995.


                                                           1997                  1996                  1995
Operating revenues:
Retirement Care Associates                            $204,612,388          $124,951,954           $76,656,829
Contour Medical                                         48,615,473             9,059,415             2,959,224
                                                       253,227,861          $134,011,369           $79,616,053
Depreciation and amortization
   expense:
Retirement Care Associates                            $  5,653,472          $  2,806,637           $ 1,051,842
Contour Medical                                            861,241               600,349                76,341
                                                      $  6,514,713          $  3,406,986           $ 1,128,183
Identifiable assets:
Retirement Care Associates                            $227,984,979          $165,094,536           $72,644,179
Contour Medical                                         27,385,987            12,397,751             7,613,367
                                                      $255,370,966          $177,492,287           $80,257,546
Capital expenditures:
Retirement Care Associates                            $ 11,764,903          $ 11,741,135           $ 5,763,553
Contour Medical                                            969,486               749,163               316,057
                                                      $ 12,734,389          $ 12,490,298           $ 6,079,610

Operating Income
Retirement Care Associates                            $  3,006,819          $  8,540,815           $ 8,865,388
Contour Medical                                            694,303               839,202               151,820
                                                      $  3,701,122          $  9,380,017           $ 9,017,208

19. SUBSEQUENT EVENTS

The board of directors of RCA has unanimously approved and adopted the Agreement and Plan of Merger and reorganization, dated as of February 17, 1997, as amended by Amendment No. 1 thereto dated as of May 27, 1997, and also amended by Amendment No. 2 thereto dated as of August 21, 1997, with Sun Healthcare Group, Inc. ("Sun"). The proposed RCA merger is contingent upon, among other things, the approval of the holders of the requisite number of shares of Sun Common Stock and RCA Capital Stock, which is described in a Joint Proxy Statement/Prospectus/Information Statement. The proposed RCA Merger will be consummated as soon as practicable after such approvals are obtained and the other conditions to the RCA Merger are satisfied or waived.

The Company renewed debt of $9,750,000 and obtained $5,000,000 of additional debt with Sun Healthcare Group, Inc. on July 10, 1997. Interest accrues at rates ranging from 11% to 12% and would increase from 15% to 16% during any period of default. Principal is due 120 days following the termination of the agreement or merger with Sun.

Subsequent to June 30, 1997, the Company became obligated on approximately $2,500,000 bonds to construct a twenty-five unit addition to its Jackson, Tennessee facility.

20.  ADJUSTMENTS TO 1996 FINANCIAL STATEMENTS

As discussed in Note 19, on February 17, 1997, following a series of meetings and negotiations, the company agreed to be acquired by Sun Healthcare Group, Inc. (Sun) through an exchange of shares of Sun for shares of the Company. During due diligence procedures associated with the transaction, certain adjustments to previously issued financial statements were discovered to be required. Those adjustments, together with additional amounts, have been applied to the financial statements for the year ended June 30, 1996 as restatements and corrections as follows:

Additional provision for uncollectible accounts                                                     $1,705,000
Additional accrual for claims incurred, but not
 reported for self-insured worker's compen-
 sation and health care                                                                              3,400,000
Accrual for compensated absences                                                                       300,000
Adjustment of previously recorded inventory                                                            809,219
Adjustment to lease expense                                                                            530,000
                                                                                                     6,744,219
Less:
Adjustment to income taxes                                                                          (2,921,219)

Decrease in net income before extraordinary
 item                                                                                               $3,823,000

Decrease in net income per share                                                                    $      .34


21.  LIQUIDITY

During the period ending June 30, 1997, the Company experienced a significant net operating loss and at the same time a decline in liquidity, resulting from the operating loss and a heightened level of investment in new facilities. Management believes that the operating loss is the result of a decline in the overall census of residents and patients in the Company's facilities, together with losses at Contour Medical, Inc. resulting from costs of consolidation of subsidiaries acquired during the period. Closing of the merger of the Company with Sun as discussed in Note 19 will provide access to additional sources of liquidity as the Company's facility proceed through a combination of new admissions to nursing facilities and set-up of retirement facilities. In the event the merger does not take place, management's plans include a complete reorganization of operations of the nursing home segment, assisted living segment and Contour Medical, Inc. This reorganization plan would include new personnel to implement increased census, develop and implement ancillary business (i.e., pharmacy, therapy, etc.) which would be beneficial from an operations point of view as well as increase profits for the Company. A comprehensive plan is being developed to implement these changes if necessary. The personnel for this plan have been identified and could be brought on board quickly. The funds to implement this plan would be provided from a new line of credit, sale and lease-back transactions for certain identified properties of the Company as well as refinancing of other Company targeted facilities.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: October 14, 1997             By:  /s/ Christopher F. Brogdon
                                         ---------------------------------
                                         Chris Brogdon, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                   Date


/s/ Christopher F. Brogdon      President and Director      October 14, 1997
--------------------------
Chris Brogdon


/s/ Edward E. Lane              Secretary and Director      October 14, 1997
--------------------------
Edward E. Lane


/s/ Darrell C. Tucker           Treasurer (Chief Financial  October 14, 1997
--------------------------      Officer and Principal
Darrell C. Tucker               Accounting Officer) Director


/s/ Julian S. Daley             Director                    October 14, 1997
--------------------------
Julian S. Daley


                                Director
--------------------------
Harlan Mathews