Form 10-Q/A
period 1996-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-10-23
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A
                                Amendment No. 3
                        (Amending Part I- Items 1, 2 and 6)



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

                                     INDEX


                                                                     Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               September 30, 1996 and September 30, 1995 . . . . .      4

               Consolidated Balance Sheets - (Unaudited)
               September 30, 1996 and (Audited) June 30, 1996. . .    5 - 6
               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended September 30,
               1996 and September 30, 1995. . . .. . . . . . . . .      7

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .    8 - 10


  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .   11 - 14

  Item 6.      Exhibits and Reports on Form 8-K                        15

               Signature . . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1996, File No. 1-14114.

The Company has restated its financial information for periods commencing June 30, 1996 through the nine months ended March 31, 1997, as reflected in amendments to the Company's Quarterly Reports on Forms 10-Q for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. Adjustments and reclassifications were necessary to correct entries relating to (i) receivables due from third-party payors, (ii) the Company's inventory for such periods,
(iii) provisions for doubtful accounts, (iv) provisions for contractual allowances for third-party payors, (v) provisions for accrued liabilities, and
(vi) pre-recorded operating leases (collectively, the "Restated Entries").


To show the impact of the Restated Entries with respect to previously reported amounts for each period restated, the Company has provided a description of the Restated Entries and a reconciliation of historical results for each period as previously reported in the filed quarterly report to restated results.

Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for reform; the ability to enter into lease and management contracts and arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                             September 30,    September 30,
                                                 1996             1995
REVENUES

Patient service revenue                      $41,974,970      $25,835,329
Medical supply revenue                        11,306,195        1,589,073
Management fee revenue:
  From affiliates                                796,500          797,502
  From others                                    137,546          110,377
Other operating revenue                          957,404          307,896

                                              55,172,615       28,640,177

EXPENSES

Cost of patient services                      31,905,623       16,044,110
Cost of medical supplies sold                  7,667,200        1,589,072
Lease expense                                  3,026,791        1,751,415
General and administrative                     9,501,727        4,455,581
Depreciation and amortization                  1,118,462          489,614
Interest                                       2,397,636          928,852
Provision for bad debt                         1,020,000               --

                                              56,637,439       25,258,644

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                            (1,464,824)       3,381,533

Minority interest                                 80,000          (37,548)

Income (loss) before income taxes             (1,384,824)       3,343,985

Income tax provision (benefit)                  (345,000)       1,285,265

NET INCOME (LOSS)                            ($1,039,824)     $ 2,058,720

Preferred stock dividends                        744,806               --

Income (loss) applicable to common stock      (1,784,630)       2,058,720

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                  (.14)             .16

WEIGHTED AVERAGE SHARES OUTSTANDING           13,075,978       12,612,040

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1995

                                                Unaudited        Audited
                                               September 30,     June 30,
                                                  1996             1996
ASSETS

CURRENT

Cash and cash equivalents                      $  3,071,179   $     45,365
Accounts receivable                              27,113,599     18,845,780
Inventory                                         7,532,030      3,998,991
Deferred income taxes                             2,600,000      2,008,430
Note and accrued interest receivable                775,000        613,750
Restricted Bond Fund                              2,167,000      2,342,565
Prepaid expenses and other                        2,150,816      1,623,679

Total current assets                             45,409,624     29,478,560

PROPERTY AND EQUIPMENT                          143,274,304    111,420,486

OTHER ASSETS

Marketable equity securities                         33,645         33,645
Investments in unconsolidated affiliates            545,294        496,800
Deferred lease and loan costs                     9,567,370      7,665,891
Goodwill                                         13,169,781      6,636,675
Notes and advances due from non-affiliates          895,076      1,372,247
Notes and advances due from affiliates                 --       14,316,661
Restricted bond funds                             2,758,455      3,514,969
Other assets                                      4,051,975      2,556,353

Total other assets                               31,021,596     36,593,241

                                               $219,705,524   $177,492,287

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1996 AND AUDITED AT JUNE 30, 1996

                                                 Unaudited        Audited
                                               September 30,      June 30,
                                                   1996            1996
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                                $         --    $  3,556,535
Current maturities of long-term debt             12,873,452       2,220,491
Accounts payable                                 17,181,327      10,115,347
Accrued expenses                                 15,325,948      11,316,030
Income taxes payable                              1,572,546       3,726,317
Deferred gain                                        40,000          40,000

Total current liabilities                        46,993,273      30,974,720

Deferred gain                                       211,370         371,370
Deferred income taxes                             1,098,929         277,000
Long-term debt and capitalized leases,
 less current maturities                        131,299,070     108,481,040

Minority interest                                 4,436,411       4,122,039

Redeemable convertible preferred stock            2,400,000       2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 13,474,995
 and 12,145,875 shares outstanding                    1,047           1,214
 Preferred stock                                  8,660,250       7,408,279
 Additional paid-in capital                      33,676,002      28,329,625
 Retained earnings                               (9,026,233)     (4,752,880)
 Treasury stock                                     (44,595)       (120,120)

Total shareholders' equity                       33,266,471      30,866,118

Total liabilities and shareholders= equity     $219,705,524    $177,492,287

                        RETIREMENT CARE ASSOCIATES, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 September 30,  September 30,
                                                     1996           1995
OPERATING ACTIVITIES
Net income (loss)                                $ (1,039,824)  $ 2,058,720
Adjustments to reconcile net income to
  cash provided by operating activities:

  Depreciation and amortization                     1,118,462       489,614
  Provision for bad debts                           1,020,000            --
  Amortization of deferred gain                      (160,000)      (10,000)
  Minority interest                                   (80,000)       37,728
  Deferred income taxes                               230,359        15,500
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                              (9,287,819)   (4,190,550)
  Inventory                                        (3,533,039)     (204,789)
  Prepaid expense and other assets                 (2,022,759)      633,412
  Accounts payable and accrued expenses             8,922,127     3,036,882
  Increase in deferred lease and loan costs                --      (615,720)

Cash provided by (used in) operating activities    (4,832,493)    1,250,797

INVESTING ACTIVITIES
Purchase of property and equipment                (32,703,818)   (8,622,131)
Issuance of notes receivable and
  advances to affiliates                           14,793,832    (1,645,903)
Investment in and advances to Atrium Ltd.                  --      (972,873)
Restricted bond funds                                 932,079            --
Changes in marketable equity securities                    --      (111,878)
Change in receivable                                 (161,250)      854,795
Deferred lease cost                                (2,169,941)           --
Investment in unconsolidated subsidiaries             (48,494)           --

Cash (used in) investing activities               (19,357,592)  (10,497,990)

FINANCING ACTIVITIES
Dividends on preferred stock                          (60,000)      (75,000)
Net proceeds from issuance of:
  Line of credit                                   (3,556,535)           --
  Common stock                                             --       257,989
  Long-term debt                                   27,776,507     8,436,000
  Preferred Stock                                   6,598,181            --
  Payments on long-term debt                         (444,250)   (1,729,693)
  Purchase and retirement of common stock          (3,098,004)           --

Cash provided by financing activities              27,215,899     6,889,296

Net increase (decrease) in cash and
  cash equivalents                                  3,025,814    (2,357,897)

Cash and cash equivalents, beginning of year           45,365     5,207,185

Cash and cash equivalents, end of year           $  3,071,179   $ 2,849,288

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 1-14114.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.


The Financial Accounting Standard Board has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company adopted this standard in fiscal 1995. In management's opinion, adopting SFAS No. 115 did not materially affect the Company's financial statements for the three months ended December 31, 1995.


NOTE 2: RESTATEMENT


The consolidated financial statements for the three months ended September 30, 1996, as reported in Amendment No. 2 to the Company's Quarterly Report on
Form 10-Q, reflect certain accounting policies and estimates which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements for the three months ended September 30, 1996 have been restated as follows (in thousands):



                              As Previously Reported        As Restated
Revenues                            $ 55,130                 $ 55,173
Operating Expenses                  $ 62,982                 $ 56,637*
Net Earnings (Loss)
   applicable to common stock       $ (4,742)                $ (1,785)
Shareholders' Equity                $ 33,109                 $ 33,266



----------------------


* Restated Operating Expenses include (in thousands) (i) a reduction in the accrual for employee benefits of $3,700, (ii) restated inventory of $1,955, (iii) a reduction in the provision for doubtful accounts of $580, and (iv) restated general and administrative expenses of $110.


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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4.   INVENTORIES


Inventories consist of the following at September 30, 1996:

               Raw material          $   284,463
               Work in process            70,604
               Finished goods          7,176,963

                                     $ 7,532,030


NOTE 5:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES


At September 30, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0.00 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Company's common stock held by affiliates. (See Note 8)


NOTE 6.   LONG-TERM DEBT


Long-term debt consisted of the following:

                                              September 30,     June 30,
                                                 1996             1996
Amounts outstanding under Revenue Bonds
  secured by retirement facilities           $ 68,050,000    $ 59,986,000

Other debt secured by retirement and
  nursing facilities                           42,671,148      39,848,938

Other debt                                     17,852,792      10,866,593

Capitalized leases                             15,598,582              --

Totals                                        144,172,522     110,701,531

Current maturities                             12,873,452       2,220,491

Total long-term debt                         $131,299,070    $108,481,040


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


On September 27, 1996, Gordon Jensen contributed to the treasury of the Company 400,000 shares of stock in the Company which had a fair market value of $3,000,000. This transaction results in the elimination of the debt, totaling $2,982,000, due to the Company by Gordon Jensen and a reduction of shareholders' equity of the Company by $3,000,000.


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


During the period from September 27 through October 2, 1996, the Company sold 1,000,000 shares of Series F Convertible Preferred Stock in an offering to foreign investors at $10.00 per share. Holders of the Series F Convertible Preferred Stock have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per amount from the date of issuance. The shares of Series F Convertible Preferred Stock are convertible into shares of common stock at a conversion price of the lesser of (a) $7.665625, or (b) 85% of the average closing bid price for the five trading days prior to the date of conversion. The maximum number of shares of common stock which can be issued upon conversion of the Series F Convertible Preferred Stock is 2,588,000. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Convertible Preferred Stock converted multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. Each holder of the Series F Convertible Preferred Stock has the option to convert up to one-third of such holder's shares at any time from and after the 60th day following the date of issuance, up to an additional one-third of the shares from and after the 90th day following the date of issuance, and all remaining shares may be converted from and after the 120th day following the date of issuance.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.


The Company's total revenues for the three months ended September 30, 1996, were $55,172,615 compared to $28,640,177 for the three months ended September 30, 1995. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $25,835,329 for the quarter ended September 30, 1995, to $41,974,970 for the quarter ended September 30, 1996. The Company was operating 75 facilities for the quarter ended September 30, 1996, compared to 42 for the quarter ended September 30, 1995. The cost of patient services in the amount of $31,905,623 for the quarter ended September 30, 1996 represented 76% of patient service revenue as compared to $16,044,110, or 62%, of patient service revenue during the quarter ended September 30, 1995. This increase is attributed to the Company's acquisition of skilled nursing facilities (which have higher personnel costs), delays in Medicaid rate increases discussed below, and increased reserves for employees benefits.



Medical supply revenue increased from $1,589,073 during the quarter ended September 30, 1995, to $11,306,195 during the quarter ended September 30, 1996. These revenues, which are revenues of Contour, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic Medical effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 68% during the quarter ended September 30, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic Medical.


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

Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms. However, each such agreement is subject to termination on 60 days notice, after the end of the third year of eac such agreement with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management service revenue, continue in the future.

Other operating revenue increased from $307,896 during the quarter ended September 30, 1995, to $957,404 during the quarter ended September 30, 1996. The increase was primarily a result of one-time referral fees of $300,000 received from a building contractor, and approximately $180,000 in interest income.

General and administrative expenses for the three months ended September 30, 1996 were $9,501,727, representing 17% of total revenues, as compared to $4,455,581, representing 16% of total revenues, for the three months ended September 30, 1995. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company. The increased percentage is attributed to higher payroll costs of general and administrative personnel which took effect at the beginning of the fiscal year.

Interest expense rose from $928,852 during the quarter ended September 30, 1995 to $2,397,636 during the quarter ended September 30, 1996 as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the preceding twelve months. At September 30, 1995, the Company had approximately $47 million in long-term debt, as compared to approximately $144 million in long-term debt at September 30, 1996.

For the quarter ended September 30, 1996, the Company received an income tax benefit of $345,000, which represents an effective tax benefit of 25%, as compared to expenses for income taxes of $1,285,265, which represents an effective tax rate of 39%, for the quarter ended September 30, 1995.

The net loss of $1,039,824 for the quarter ended September 30, 1996, compares to net income of $2,058,720 for the quarter ended September 30, 1995. The loss for the quarter ended September 30, 1996 is primarily a result of increases in the cost of patient services as described above and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year, the rate increases in Georgia were delayed until mid-August, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company had a deficit of $1,583,649 in working capital compared to $1,496,160 at June 30, 1996.

During the quarter ended September 30, 1996, cash used by operating activities was $4,438,121 as compared to $1,250,797 provided by operating activities during the quarter ended September 30, 1995. The cash used during the current period was primarily a result of an increase in accounts receivable of $9,287,819, and an increase in inventory of $3,533,039. These increases are partially a result of Contour's acquisition of Atlantic Medical effective July 1, 1996. The increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $8,922,127.

Cash flows used in investing activities during the quarter ended September 30, 1996 totaled $19,357,592, as compared to $10,497,990 during the quarter ended September 30, 1995. During the current period, the Company expended $32,703,818 on the purchase of property and equipment, primarily through acquisitions, and incurred $2,169,941 in deferred lease costs. These expenditures were partially offset by repayments of advances from affiliates of $14,793,832.

Cash provided by financing activities during the quarter ended September 30, 1996 totaled $27,215,899, as compared to $6,889,296 during the same period last year. During the current period, the Company received $6,598,181 from the sale of preferred stock and the placement of $27,776,507 in long-term debt. These receipts were partially offset by the purchase and retirement of common stock in the amount of $3,098,004, payments on long-term debt of $444,250, a reduction of line of credit borrowings of $3,556,535 and payment of $60,000 in dividends on preferred stock.

On September 30, 1994, the Company purchased a majority of the stock of Contour in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over five years for $3,000,000 in cash. $600,000 was paid on October 11, 1996 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.


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


On August 6, 1996, Contour acquired all of the outstanding stock of Atlantic Medical, a distributor of disposable medical supplies and provider of third-party billing services to the nursing home and home health care markets. The acquisition was made effective retroactively to July 1, 1996. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic, and subsequently paid an additional $50,000 in cash and issued a promissory note for $350,000 to acquire a minority interest in a subsidiary of Atlantic. The promissory notes bear interest at 7% per annum and are due in full on January 10, 1997. In the event of a default in the payment of the promissory notes, they are convertible into shares of common stock of Retirement Care Associates, Inc. The cash for this transaction came from a $5 million debenture placement by Contour that was completed on July 12, 1996. Contour intends to pay the promissory notes from the proceeds of an offering of securities to be conducted by Contour. However, if Contour is unable to pay these promissory notes, a default could occur and the holders could exercise their conversion rights. In such event, the Company could be required to issue shares of its common stock equal to $10,850,000 based on a conversion price of 85% of the average daily closing price on the New York Stock Exchange for the five consecutive trading days prior to the conversion date. In such event, the Company has agreed to register such shares for resale under the Securities Act of 1933, as amended.

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management doesn't believe that there will be cuts in reimbursements paid to nursing homes.

Legislative and regulatory action at the state and federal level has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited payment increases under those programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of healthcare facilities.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 27    Restated Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RETIREMENT CARE ASSOCIATES, INC.


DATED: October 20, 1997                   By: /s/ Darrell C. Tucker

                                             ----------------------------------
                                             Darrell C. Tucker, Treasurer