Form 10-Q/A
period 1996-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-10-23
CIK 798540

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


                                     INDEX                           Page(s)

PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Introduction                                                 3

           Consolidated Statements of Operations
           (Unaudited) - Three Months Ended
           December 31, 1996 and December 31, 1995                      4

           Consolidated Statements of Operations
           (Unaudited) - Six Months Ended
           December 31, 1996 and December 31, 1995                      5

           Consolidated Balance Sheets - (Unaudited)
           December 31, 1996 and (Audited) June 30, 1996               6-7

           Consolidated Statements of Cash Flows
           (Unaudited) - Six Months Ended December 31,
           1996 and December 31, 1995                                  8-9

           Notes to Consolidated Financial Statements
           (Unaudited)                                                10-13

  Item 2.  Managements' Discussion and Analysis of
           Results of Operations and Financial
           Condition                                                  13-17

  Item 6.  Exhibits and Reports on Form 8-K                            18

           Signature                                                   18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS


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

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                                1996              1995

Revenues
 Patient service revenue:                   $ 47,950,464      $ 28,342,120
 Medical supply revenue                       11,471,114         1,605,242
 Management fee revenue:
 From affiliates                                 446,334           783,669
  From others                                    112,241           112,247
 Other operating revenue                       1,228,305           386,899

                                              61,208,458        31,230,177

Expenses
 Cost of patient services                     33,415,634        17,608,280
 Cost of medical supplies sold                 7,666,277         1,831,267
 Lease expense                                 2,988,406         1,729,516
 General and administrative                   12,393,814         4,314,937
 Depreciation and amortization                 1,394,664           588,175
 Interest                                      2,753,971         1,343,981
 Provision for bad debts                         989,000                --

                                              61,601,766        27,416,156

Income (loss) before minority
 interest and income taxes                      (393,308)        3,814,021

Minority interest                                (93,500)          (31,412)

Income (loss) before income taxes and
 extraordinary item                             (486,808)        3,782,609

Income tax provision (benefit)                  (115,000)        1,462,598

Income (loss) before extraordinary item         (371,808)        2,320,011

Extraordinary item, less applicable
 income taxes                                   (490,000)             --

Net income (loss)                           $   (861,808)     $  2,320,011

Preferred stock dividends                      1,401,971                --

Income (loss) applicable to common stock      (2,263,779)               --

Income (loss) per common and common
 equivalent share before extraordinary item         (.13)              .19

Net income (loss) per common and common
 equivalent share                                   (.17)              .19

Weighted average shares outstanding           13,301,109        12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                                1996              1995
Revenues
 Patient service revenue:                   $ 89,925,434      $ 54,177,449
 Medical supply revenue                       22,777,309         3,194,315
 Management fee revenue:
 From affiliates                               1,252,501         1,581,171
  From others                                    240,120           222,624
 Other operating revenue                       2,185,709           694,795

                                             116,381,073        59,870,354

Expenses
 Cost of patient services                     65,321,257        33,652,390
 Cost of medical supplies sold                15,333,477         3,420,339
 Lease expense                                 6,015,197         3,480,931
 General and administrative                   21,895,541         8,770,518
 Depreciation and amortization                 2,513,126         1,077,789
 Interest                                      5,151,607         2,272,833
 Provision for bad debts                       2,009,000                --

                                             118,239,205        52,674,800

Income (loss) before minority interest
 and income taxes                             (1,858,132)        7,195,554

Minority interest                                (13,500)          (68,960)

Income (loss) before income taxes
 and extraordinary item                       (1,871,632)        7,126,594

Income taxes                                    (460,000)        2,747,863

Income (loss) before extraordinary item       (1,411,632)        4,378,731

Extraordinary item, less applicable
 income taxes                                   (490,000)             --

Net income (loss)                           $ (1,901,632)     $  4,378,731

Preferred stock dividends                      2,146,777              --

Income (loss) applicable to common stock      (4,048,409)        4,378,731

Income (loss) per common and common
 equivalent share before extraordinary item         (.27)              .35

Net income (loss) per common and common
 equivalent share                                   (.31)              .35

Weighted average shares outstanding           13,188,523        12,386,290

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996

Assets

Current
 Cash and cash equivalents                  $    328,924      $     45,365
  Accounts receivable, net                    33,137,024        18,845,780
  Inventory                                    7,673,163         3,998,991
  Deferred tax asset                           3 560,000         2,008,430
  Note and accrued interest receivable           636,250           613,750
  Restricted Bond Fund                         5,513,728         2,342,565
  Prepaid expenses and other                   3,222,582         1,623,679

Total current assets                          54,071,671        29,478,560

Property and equipment                       148,924,771       111,420,486

Other assets
 Marketable equity securities                  1,101,393            33,645
 Investments in unconsolidated affiliates        645,249           496,800
 Deferred lease and loan costs                10,033,020         7,665,891
 Goodwill, net of accumulated amortiza-
  tion                                        12,707,416         6,636,675
 Notes and advances due from non-
  affiliates                                   2,307,682         1,372,247
 Notes and advances due from affiliates             --          14,316,661
 Restricted bond funds                         4,400,000         3,514,969
 Other assets                                  2,751,108         2,556,353

Total other assets                            33,945,868        36,593,241

                                            $236,942,310      $177,492,287

Retirement Care Associates, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets as of
December 31, 1996 and Audited at June 30, 1996

                                             Unaudited          Audited
                                            December 31,        June 30,
                                               1996              1996

Liabilities and Shareholders' Equity

Current liabilities
  Lines of credit                           $  7,315,722     $  3,556,535
  Current maturities of long-term debt        12,675,509        2,220,491
  Accounts payable                            19,981,410       10,115,347
  Accrued expenses                            14,070,257       11,316,030
  Income taxes payable                              --          3,726,317
  Deferred gain                                   40,000           40,000

Total current liabilities                     54,082,898       30,974,720

Deferred gain                                    201,370          371,370
Deferred income taxes                          1,098,929          277,000
Long-term debt, less current maturities      140,783,611      108,481,040

Minority interest                              4,514,039        4,122,039

Redeemable convertible preferred stock         1,800,000        2,400,000

Shareholders' equity
 Common stock, $.0001 par value;
  300,000,000 shares authorized;
  13,786,278 and 12,145,875 shares
  outstanding                                      1,379            1,214
 Preferred stock                               6,230,000        7,408,279
 Additional paid-in capital                   38,918,417       28,329,625
 Retained earnings                           (10,146,903)      (4,752,880)
  Treasury stock                                (541,430)        (120,120)

Total shareholders' equity                    34,461,463       30,866,118

Total Liabilities and shareholders'
 equity                                     $236,942,310     $177,492,287

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995
Operating activities
 Net income (loss)                          $ (1,901,632)    $  4,378,731
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               2,513,126        1,077,789
   Provision for bad debts                     2,009,000
   Amortization of deferred gain                (170,000)            --
   Minority interest                              13,500          181,716
   Deferred income taxes                        (729,641)            --
   Changes in current assets and liabili-
    ties net of effects of acquisitions:
     Accounts receivable                     (16,300,244)     (12,491,771)
   Inventory                                  (3,674,172)        (338,280)
   Prepaid expense and other assets           (1,793,658)      (2,477,168)
   Accounts payable and accrued expenses       8,893,973        8,427,971
   Increase in deferred lease and loan
    costs                                     (2,947,195)      (1,017,781)

Cash (used in) operating activities          (14,086,943)      (2,258,793)

Investing activities
 Purchase of property and equipment          (39,437,345)     (39,301,488)
 Issuance of notes receivable and
  advances to affiliates and non-affiliates   14,316,661       (2,018,200)
 Investment in and advances to Atrium
  Ltd.                                              --           (655,253)
 Restricted bond funds                        (4,056,194)            --
 Changes in marketable equity securities      (1,067,748)        (459,239)
 Change in receivable                           (957,935)       1,141,900
 Investment in unconsolidated subsidiaries      (148,449)            --

Cash (used in) investing activities          (31,351,010)     (41,292,280)

Retirement Care Associates, Inc.
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

                                            December 31,      December 31,
                                               1996              1995
  Financing activities
 Dividends on preferred stock                   (105,000)         (150,000)
 Redemption of preferred stock                  (600,000)             --
 Net proceeds from issuance of:
  Line of credit                               3,759,182              --
  Common stock                                    70,676           295,198
  Long-term debt                              38,324,959        40,427,251
  Preferred stock                              9,340,000              --
  Payments on long-term debt                  (1,267,894)       (1,210,667)
  Purchase and retirement of common stock     (3,800,411)             --

Cash provided by financing activities         45,721,507        39,361,782

Net (decrease) in cash and cash equiva-
 lents                                           283,559        (4,189,291)

Cash and cash equivalents, beginning of
 year                                             45,365         5,207,185

Cash and cash equivalents, end of year      $    328,924      $  1,017,894

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


NOTE 2: RESTATEMENT


The consolidated financial statements for the six months ended December 31, 1996, as reported in Amendment No. 2 to the Company's Quarterly Report on Form 10-Q, reflect certain accounting policies and estimates which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements for the six months ended December 31, 1996 have been restated as follows (in thousands):



                            As Previously Reported             As Restated

Revenues                            $116,517                   $116,381
Operating Expenses                  $124,548                   $118,239*
Net Earnings (Loss)                 $ (5,528)                  $ (1,902)
Shareholders' Equity                $ 34,666                   $ 34,462


----------------------

    * Restated Operating Expenses include (in thousands) (i) a reduction in the accrual for employee benefits of $3,700, (ii) restated inventory of $1,955, (iii) a reduction in the provision for doubtful accounts of $580, and (iv) restated general and administrative expenses of $74


NOTE 3. ACCOUNTS RECEIVABLE AND COST REIMBURSEMENTS

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

              RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. INVENTORIES


Inventories consist of the following at December 31, 1996:

          Raw material                          $  330,823
          Work in process                           62,985
          Finished goods                         7,279,355
                                                ----------
                                                $7,673,163


NOTE 5:  NOTES RECEIVABLE AND ADVANCES TO AFFILIATES


At December 31, 1996 and June 30, 1996, the Company had notes and advances to affiliates totaling approximately $0 and $14,316,661, respectively. The notes were repaid by the sale of two retirement homes to the Company at fair market value and the retirement of 399,992 shares of the Company's common stock held by the affiliates. (See Note 8)


NOTE 6: LONG-TERM DEBT


Long-term debt payable consisted of the following:

                                    December 31,            June 30,
                                        1996                  1996

Amounts outstanding under
 Revenue Bonds secured by
 retirement facilities              $ 65,110,000          $ 59,986,000

Other debt secured by
 retirement and nursing
 facilities                           54,123,531            39,848,938

Other debt                            15,377,007            10,866,593

Capital leases                        18,848,582                    --

Totals                               153,459,120           110,701,531

Current maturities                    12,675,509             2,220,491

Total long-term debt                $140,783,611          $108,481,040


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

NOTE 7:  COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 10:  EXTRAORDINARY ITEMS


During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt associated with the Company's retirement facility located in Destin, Florida.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995


The Company's total revenues for the three months ended December 31, 1996, were $61,208,458 compared to $31,230,177 for the three months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $28,342,120 for the quarter ended December 31, 1995, to $47,950,464 for the quarter ended December 31, 1996. The Company was operating 81 facilities for the quarter ended December 31, 1996 compared to 42 for the quarter ended December 31, 1995. The cost of patient services in the amount of $33,415,643 for the quarter ended December 31, 1996 represented 69% of patient service revenue as compared to $17,608,280, or 63%, of patient service revenue during the quarter ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.

Medical supply revenue increased from $1,605,242 during the quarter ended December 31, 1995, to $11,471,114 nuring the quarter ended December 31, 1996. These revenues, which are revenues of Contour, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 66% during the quarter ended December 31, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.

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


General and administrative expenses for the three months ended December 31, 1996 were $12,393,814, representing 20% of total revenues, as compared to $4,314,937, representing 14% of total revenues, for the three months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic.

For the quarter ended December 31, 1996, the Company received a tax benefit of $115,000, which represents an effective tax rate benefit of 24%, as compared to expenses for income taxes of $1,462,598, which represents an effective tax rate of 39%, for the quarter ended December 31, 1995. The tax benefit for the quarter ended December 31, 1996 is a result of a before tax loss for that quarter.

The net loss of $861,808 for the quarter ended December 31, 1996, compares with net income of $2,320,011 for the quarter ended December 31, 1995. The net loss for the quarter ended December 31, 1996, is a result of (1) an extraordinary charge relating to a restructure of debt, and (2) an increase in the cost of patient services as described above and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year, the rate increases in Georgia were delayed until August 16, 1996, and the rate increase in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states. The delays in Medicaid rate increases are not related to the extraordinary charge.

During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt.


Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms. However, each such agreement is subject to termination on 60 days notice, after the end of the third year of each such Agreement with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management service revenue, continue in the future.



SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995


The Company's total revenues for the six months ended December 31, 1996, were $116,381,073 compared to $59,870,354 for the six months ended December 31, 1995.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $54,177,449 for the six months ended December 31, 1995, to $89,925,434 for the six months ended December 31, 1996. The Company was operating 81 facilities in the six months ended December 31, 1996 compared to 42 for the six months ended December 31, 1995. The cost of patient services in the amount of $65,321,257 for the six months ended December 31, 1996, represented 72% of patient service revenue, as compared to $33,652,390 or 62% of patient service revenue during the six months ended December 31, 1995. This increase is attributed to the Company acquiring skilled nursing facilities which require more skilled care and to delays in Medicaid rate increases discussed below.


Medical supply revenues increased from $3,194,315 during the quarter ended December 31, 1995, to $22,777,309 during the quarter ended December 31, 1996. These revenues, which are revenues of Contour, a majority-owned subsidiary, increased primarily as a result of two acquisitions made by Contour. Contour acquired AmeriDyne Corporation ("AmeriDyne") effective March 1, 1996, and Atlantic effective July 1, 1996. Cost of medical supplies sold as a percentage of medical supply revenue decreased to approximately 67% during the quarter ended December 31, 1996, as compared to approximately 100% of such revenue during the same period last year. The reduced percentage is primarily a result of higher gross profit margins on the products sold by AmeriDyne and Atlantic.


Management fees decreased from $1,803,795 in the six months ended December 31, 1995 to $1,492,621 in the six months ended December 31, 1996 because the Company purchased or leased 8 facilities it managed at December 31, 1995. As of December 31, 1995, the Company was managing 25 facilities, and as of December 31, 1996 the Company was managing 18 facilities.


General and administrative expenses for the six months ended December 31, 1996 were $21,895,541, representing 19% of total revenues, as compared to $8,770,518, representing 15% of total revenues, for the six months ended December 31, 1995. This increase is due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and the acquisition by Contour of Atlantic Medical.

For the six months ended December 31, 1996, the Company incurred a tax benefit of $460,000, which represents an effective tax rate of 25%, as compared to expenses for income taxes of $2,747,863, which represents an effective rate of 39%, for the six months ended December 31, 1995. The tax benefit is a result of a before tax loss for the six months ended December 31, 1996.

The net loss of $1,901,632 for the six months ended December 31, 1996 compares to net income of $4,378,731 for the six months ended December 31, 1995. The net loss for the six months ended December 31, 1996 is a result of an extraordinary charge relating to a restructuring of debt, the increase in the cost of patient services as described above and delays in annual Medicaid rate increases, which are usually in effect on July 1 of each year. This year, the rate increases in Georgia were delayed until August 16, 1996, and the rate increases in Tennessee were delayed until November 1, 1996. Most of the long-term care facilities operated by the Company are located in these two states. The delays in Medicaid rate increases are not related to the extraordinary charge.


During the quarter ended December 31, 1996, the Company recorded an extraordinary charge of $490,000, net of taxes of $300,000. The gross extraordinary charge consists of $790,000 of charges associated with the early extinguishment of approximately $9.2 million of long term debt.


Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have five year terms. However, each such agreement is subject to termination on 60 days notice, with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future.


LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1996, the Company had a deficit of $11,227 in working capital compared to $1,496,160 at June 30, 1996.

During the six months ended December 31, 1996, cash used by operating activities was $14,086,943 as compared to $2,258,793 for the quarter ended December 31, 1995. The $11,828,150 decrease was primarily due to the increase in accounts receivable for the six months ended December 31, 1996 of $16,300,244. These increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $8,893,973.

Cash used in investing activities during the six months ended December 31, 1996 was $31,351,010. The expenditures related to purchases of equipment, securities, investments in subsidiaries and advances to affiliates.

Cash provided by financing activities during the six months ended December 31, 1996 consisted of $38,324,959 in long term loans and $9,340,000 in issuance of preferred stock. Cash used in financing activities consisted of $1,267,894 in payments of long term debt and the purchase and retirement of common stock of 3,800,411.


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

                                RETIREMENT CARE ASSOCIATES, INC.


DATED: October 20, 1997         By: /s/ Darrell C. Tucker

                                    -----------------------------------
                                    Darrell C. Tucker, Treasurer