Form 10-Q
period 1997-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1997-11-14
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Quarter Ended September 30, 1997

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

                              Yes [ X ]   No [   ]

There were 14,749,441 shares of the Registrant's $.0001 par value Common Stock outstanding as of September 30, 1997.

               RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX
                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               September 30, 1997 and September 30, 1996 . . . . .      4

               Consolidated Balance Sheets - (Unaudited)
               September 30, 1997 and (Audited) June 30, 1997. . .    5 - 6

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended September 30,
               1997 and September 30, 1996. . . .. . . . . . . . .      7

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .    8 - 10

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .    11 - 14

               Signatures. . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K, Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1997, File No. 1-14114.

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

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                             September 30,    September 30,
                                                 1997             1996
REVENUES

Patient service revenue                      $ 66,455,791     $ 41,974,970
Medical supply revenue                         12,036,835       11,306,195
Management fee revenue:
  From affiliates                                 391,501          796,500
  From others                                      48,036          137,546
Other operating revenue                           490,589          957,404

                                               79,422,752       55,172,615
EXPENSES

Cost of patient services                       49,369,697       31,905,623
Cost of medical supplies sold                   8,620,525        7,667,200
Lease expense                                   5,232,503        3,026,791
General and administrative                     13,962,512        9,501,727
Depreciation and amortization                   1,592,006        1,118,462
Interest                                        3,981,289        2,397,636
Provision for bad debt                                 --        1,020,000

                                               82,758,532       56,637,439

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                             (3,335,780)      (1,464,824)

Minority interest                                 (91,500)          80,000

Income (loss) before income taxes              (3,427,280)      (1,384,824)

Income tax provision (benefit)                 (1,340,000)        (345,000)

NET INCOME (LOSS)                             ($2,087,280)     ($1,039,824)

Preferred stock dividends                          45,000          744,806

Income (loss) applicable to common stock       (2,132,280)      (1,784,630)

NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                   (.15)            (.14)

WEIGHTED AVERAGE SHARES OUTSTANDING            14,671,059       13,075,978

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
            SEPTEMBER 30, 1997 AND AUDITED AT JUNE 30, 1997

                                                Unaudited        Audited
                                               September 30,     June 30,
                                                   1997            1997
ASSETS

CURRENT

Cash and cash equivalents                      $  2,881,066   $  3,637,878
Accounts receivable                              49,644,721     40,391,377
Inventory                                         7,410,521      7,255,289
Deferred tax asset                                4,553,568      4,408,733
Income tax receivables                            5,065,431      4,065,431
Note and accrued interest receivable                 75,000         75,000
Restricted Bond Fund                              4,720,000      3,068,276
Prepaid expenses and other                        1,281,152      2,009,467

Total current assets                             75,631,459     64,911,451

PROPERTY AND EQUIPMENT                          152,676,366    150,492,221

OTHER ASSETS

Marketable equity securities                                           ---
Investments in unconsolidated affiliates            793,433        734,514
Deferred lease and loan costs                    12,841,634     13,065,759
Goodwill                                         16,231,979     16,357,532
Notes and advances due from non-affiliates        1,276,158      1,421,405
Notes and advances due from affiliates            2,904,098      1,411,379
Restricted bond funds                             4,515,609      3,689,969
Other assets                                      3,002,224      3,286,736

Total other assets                               41,565,135     39,967,294

                                               $269,872,960   $255,370,966

           RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1997 AND AUDITED AT JUNE 30, 1997

                                                 Unaudited        Audited
                                               September 30,      June 30,
                                                   1997            1997
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                                $ 13,354,000    $  9,935,036
Current maturities of long-term debt             16,725,842      11,454,059
Loans payable to affiliates                         964,831       1,478,368
Accounts payable                                 37,262,692      34,076,015
Accrued expenses                                 22,208,889      18,417,258
Deferred gain                                        40,000          40,000

Total current liabilities                        90,556,254      75,400,736

Deferred gain                                       171,370         181,370
Deferred income taxes                             1,098,929       1,098,929
Long-term debt and capitalized leases,
 less current maturities                        141,647,606     141,674,131

Minority interest                                 4,533,153       4,520,953

Redeemable convertible preferred stock            1,800,000       1,800,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 14,749,441
 and 14,489,888 shares outstanding                    1,475           1,450
 Preferred stock                                  3,000,000       3,250,000
 Additional paid-in capital                      45,552,673      43,799,617
 Retained earnings                              (18,488,500)    (16,356,220)

Total shareholders' equity                       30,065,648      30,694,847

Total liabilities and shareholders' equity     $269,872,960    $255,370,966

                      RETIREMENT CARE ASSOCIATES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                September 30,  September 30,
                                                    1997           1996
OPERATING ACTIVITIES
Net income (loss)                               $ (2,087,280)  $ (1,039,824)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    1,592,006      1,118,462
  Provision for bad debts                                 --      1,020,000
  Amortization of deferred gain                      (10,000)      (160,000)
  Minority interest                                   91,500        (80,000)
  Deferred income taxes                             (144,835)       230,359
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                             (9,253,344)    (9,287,819)
  Inventory                                         (155,232)    (3,533,039)
  Prepaid expense and other assets                 1,012,827     (2,022,759)
  Accounts payable and accrued expenses            5,978,308      8,922,127
  Increase in deferred lease and loan costs                              --

Cash (used in) operating activities               (2,976,050)    (4,832,493)

INVESTING ACTIVITIES
Purchase of property and equipment                (3,426,473)   (32,703,818)
Issuance of notes receivable and
  advances to affiliates                          (1,861,009)    14,793,832
Investment in and advances to Atrium Ltd.                                --
Restricted bond funds                             (2,477,364)       932,079
Changes in marketable equity securities                                  --
Change in receivable                                               (161,250)
Deferred lease cost                                              (2,169,941)
Investment in unconsolidated subsidiaries            (58,919)       (48,494)

Cash (used in) investing activities               (7,823,765)   (19,357,592)

FINANCING ACTIVITIES
Dividends on preferred stock                         (45,000)       (60,000)
Net proceeds from issuance of:
  Line of credit                                   3,418,964     (3,556,535)
  Common stock                                     1,503,081             --
  Long-term debt                                   5,662,742     27,776,507
  Preferred Stock                                         --      6,598,181
  Payments on long-term debt                        (496,784)      (444,250)
  Purchase and retirement of common stock                 --     (3,098,004)

Cash provided by financing activities             10,043,003     27,215,899

Net increase (decrease) in cash and
  cash equivalents                                  (756,812)     3,025,814

Cash and cash equivalents, beginning of year       3,637,878         45,365

Cash and cash equivalents, end of year          $  2,881,066   $  3,071,179

             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, File No 1-14114.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

NOTE 2: RESTATEMENT

The consolidated financial statements for the three months ended September 30, 1996, as originally reported, reflect certain balances which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements for the three months ended September 30, 1996 have been restated as follows (in thousands):

                            As Previously Reported       As Restated
                            ----------------------       -----------
     Revenues                      $ 55,140              $ 55,173
     Operating Expenses            $ 53,652              $ 56,637*
     Net Earnings (Loss)
        applicable to common stock $    801              $ (1,785)
     Shareholders' Equity          $ 38,879              $ 33,266
     -------------------
* Restated Operating Expenses include (in thousands) (i) an additional accrual for employee benefits of $1,400, (ii) restated operating lease expense of $375, (iii) a provision for doubtful accounts of $1,020, and (iv) restated miscellaneous expenses of $190.

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

NOTE 4.   INVENTORIES

Inventories consisting mainly of medical supplies, are valued at the lower of cost (first in, first out) or market.

             RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 5:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At September 30, 1997 and June 30, 1997, the Company had notes and advances to
(from) affiliates totaling approximately $1,939,267 and $66,991, respectively.

NOTE 6.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                             September 30,      June 30,
                                                 1997             1997
                                             ------------    ------------
Amounts outstanding under Revenue Bonds
  secured by retirement facilities           $ 74,670,000    $ 74,675,000

Other debt secured by retirement and
  nursing facilities                           40,647,020      40,700,380

Other debt                                     21,083,626      15,780,008

Capitalized leases                             21,972,802      21,972,802

Totals                                        158,373,448     153,128,190

Current maturities                             16,725,842      11,454,059

Total long-term debt                         $141,647,606    $141,674,131

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company's total revenues for the three months ended September 30, 1997, were $79,422,752 compared to $55,172,615 for the three months ended September 30, 1996. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $41,974,970 for the quarter ended September 30, 1996, to $66,455,791 for the quarter ended September 30, 1997. The Company was operating 101 facilities for the quarter ended September 30, 1997, compared to 75 for the quarter ended September 30, 1996. The cost of patient services in the amount of $49,369,697 for the quarter ended September 30, 1997, represented 74% of patient service revenue, as compared to $31,905,623, or 76%, of patient service revenue during the quarter ended September 30, 1996.

Medical supply revenue increased from $11,306,195 during the quarter ended September 30, 1996, to $12,036,835 during the quarter ended September 30, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue increased to approximately 72% during the quarter ended September 30, 1997, as compared to approximately 68% of such revenue during the same period last year. The increased percentage is primarily a result of increases in the cost of products sold.

Management fees decreased from $934,046 in the quarter ended September 30, 1996 to $439,537 in the quarter ended September 30, 1997. As of September 30, 1996, the Company was managing 20 facilities, and as of September 30, 1997, the Company was only managing 9 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company has acquired, by lease or purchase, a number of facilities which it previously only managed. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

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

Other operating revenue decreased from $957,404 during the quarter ended September 30, 1996, to $490,589 during the quarter ended September 30, 1997. The decrease was primarily a result of one-time referral fees of $300,000 received from a building contractor, and approximately $180,000 in interest income included in the September 30, 1996 amounts.

General and administrative expenses for the three months ended September 30, 1997 were $13,962,512 representing 18% of total revenues, as compared to $9,501,727 representing 17% of total revenues, for the three months ended September 30, 1996. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $600,000 was due to legal and accounting expenses related to the pending merger with Sun Healthcare Group, Inc.

Interest expense rose from $2,397,636 during the quarter ended September 30, 1996, to $3,981,289 during the quarter ended September 30, 1997, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At September 30, 1996, the Company had approximately $144 million in long-term debt, as compared to approximately $158 million in long-term debt at September 30, 1997.

For the quarter ended September 30, 1997, the Company received an income tax benefit of $1,340,000 which represents an effective tax benefit of 39%, as compared to a tax benefit of $345,000 which represents an effective tax benefit of 25% for the quarter ended September 30, 1996.

The net loss of $2,087,280 for the quarter ended September 30, 1997, compares to a net loss of $1,039,824 for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had a deficit of $14,924,795 in working capital compared to a deficit of $10,489,285 at June 30, 1997.

During the quarter ended September 30, 1997, cash used by operating activities was $2,976,050 as compared to $4,832,493 during the quarter ended September 30, 1996. The cash used during the current period was primarily a result of an increase in accounts receivable of $9,253,344. The increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $5,978,308.

Cash flows used in investing activities during the quarter ended September 30, 1997, totaled $7,823,765 as compared to $19,357,592 during the quarter ended September 30, 1996. During the current period, the Company expended $3,426,473 on the purchase of property and equipment, primarily through acquisitions, paid $1,861,009 and $2,477,364 on notes receivable and restricted bond funds respectively.

Cash provided by financing activities during the quarter ended September 30, 1997, totaled $10,043,003 as compared to $27,215,899 during the same period last year. During the current period the Company received $1,503,081 from the exercise of common stock options and the placement of $5,662,742 in long-term debt and $3,418,964 from a line of credit.

On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over five years for $3,000,000 in cash. $600,000 was paid on October 11, 1997 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.

The Company believes that its long-term liquidity needs will generally be met by income from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. At September 30, 1997, the Company had approximately $3,500,000 in unused credit available under such lines.

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

                            PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, includes information in Item 3 - Legal Proceedings, with regard to litigation commenced during the quarter ended September 30, 1997. Such information is incorporated herein by this reference.

          Since the Form 10-K was filed one additional class action was filed against the Company similar to the nine class actions disclosed in the Form 10-K. This suit was titled TP HOLDING ON BEHALF OF ITSELF AND ALL OTHERS SIMILARY SITUATED, PLAINTIFF V. RETIREMENT CARE ASSOCIATES, INC., CHRIS BROGDON, DARRELL C. TUCKER, JULIAN S. DALEY AND HARLAN MATTHEWS, DEFENDANTS. This class action complaint was filed on October 24, 1997 in the United States District Court, Northern District of Georgia, Atlanta Division , Civil Action No. 1: 97-CV-3228.

          The class action filed by Panhai Shah against the Company in the Central District of California was dismissed and refiled in the Northern District of Georgia as Civil Action No. 1:97-CV-3192.

          In the lawsuit filed by Theratx Inc. against the Company, the Company filed a motion for a summary judgment and lost. This decision has been appealed.

ITEM 2.   CHANGES IN SECURITIES.

          During the quarter ended September 30, 1997, the Company issued securities in transactions which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

          The Company issued 51,540 shares of Common Stock to nine accredited investors for a total of $161,250 in cash in private transactions upon the exercise of warrants held by such investors. In connection with such sales, the Company relied on Section 4(2) of the Act and Rule 506 thereunder. Each investor represented that they were purchasing such sares for investment purposes and not for resale for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent with respect to such shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On July 10, 1997, the Company held an Annual Meeting of
Shareholders at which Chris Brogdon, Edward E. Lane, Darrell C. Tucker, Julian
S. Daley and Harlan Mathews were elected to serve as Directors of the Company, and an amendment to the Company's 1993 Stock Option Plan was approved. No other matters were presented for a vote at the meeting.

          The following sets forth the votes cast for and withheld in the election of the Directors. There were no abstentions or broker non-votes.

             Nominee                 For            Withheld
          -----------------    ---------------    -------------
          Chris Brogdon        9,625,251 Votes    314,293 Votes
          Edward E. Lane       9,634,446 Votes    305,098 Votes
          Darrell C. Tucker    9,627,341 Votes    312,203 Votes
          Julian S. Daley      9,624,956 Votes    314,588 Votes
          Harlan Mathews       9,624,746 Votes    314,798 Votes

          The following sets forth the votes cast for, against or abstained and broker non-votes on an amendment to the Company's 1993 Stock Option Plan to increase the number of shares which may be issued upon the exercise of options granted under the Plan from 1,682,500 to 2,182,625.

              For          Against       Abstain      Broker Non-Votes
          -----------    ----------    ----------    ----------------
           9,086,505       804,785       48,254             0

ITEM 5.   OTHER INFORMATION.   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.

               The Company filed a Report on Form 8-K dated August 14,
1997, reporting information under Item 4 - Change in Registrant's Certifying Accountant and Item 7 - Financial Statements and Exhibits, concerning the resignation of Coopers & Lybrand L.L.P. as the Company's independent accountants.

               The Company filed a Report on Form 8-K dated August 21,
1997, reporting information under Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, concerning an amendment to the Agreement and Plan of Merger with Sun Healthcare Group, Inc.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RETIREMENT CARE ASSOCIATES, INC.

DATED: November 14, 1997          By:/s/ Darrell C. Tucker
                                       Darrell C. Tucker, Treasurer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically