Form 10-Q
period 1997-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-02-17
CIK 798540

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Quarter Ended December 31, 1997

                       Commission File No. 1-14114

                      RETIREMENT CARE ASSOCIATES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Colorado                                     43-1441789
--------------------------              -----------------------------------
(State or Jurisdiction of               (IRS Employer Identification Number)
Incorporation or Organization)

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

                              Yes [ X ]   No [   ]

There were 14,749,441 shares of the Registrant's $.0001 par value Common Stock outstanding as of December 31, 1997.

                   RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

                                     INDEX
                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . .. . .      3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               December 31, 1997 and December 31, 1996 . . . . .       4

               Consolidated Statements of Operations
               (Unaudited) - Six Months Ended
               December 31, 1997 and December 31, 1996 . . . . .       5

               Consolidated Balance Sheets - (Unaudited)
               December 31, 1997 and (Audited) June 30, 1997. . .  5 - 6

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended December 31,
               1997 and December 31, 1996. . . .. . . . . . . . .      7

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . .  8 - 10

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . .   11 - 14

               Signatures. . . . . . .  . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS

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

The Company restated its financial information for periods commencing June 30, 1996 through the nine months ended March 31, 1997, as reflected in the Company's Quarterly Reports on Forms 10-Q for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. Adjustments and reclassifications were necessary to correct entries relating to (i) receivables due from third-party payors, (ii) the Company's inventory for such periods, (iii) provisions for doubtful accounts, (iv) provisions for contractual allowances for third-party payors, (v) provisions for accrued liabilities, and (vi) pre-recorded operating leases (collectively, the "Restated Entries").

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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                             December 31,    December 31,
                                                 1997             1996
REVENUES
Patient service revenue                    $  68,873,798    $  47,950,464
Medical supply revenue                        10,320,899       11,471,114
Management fee revenue:
  From affiliates                                391,500          446,334
  From others                                    138,406          112,241
Other operating revenue                          410,684        1,228,305
                                              80,135,287       61,208,458
EXPENSES
Cost of patient services                      49,206,128       33,415,634
Cost of medical supplies sold                  6,914,317        7,666,277
Lease expense                                  5,645,121        2,988,406
General and administrative                    14,273,113       12,393,814
Depreciation and amortization                  1,780,825        1,394,664
Interest                                       4,169,927        2,753,971
Provision for bad debt                           380,891          989,000
                                              82,370,322       61,601,766

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                            (2,235,035)        (393,308)

Minority interest                                (33,500)         (93,500)

(Loss) before income taxes
  and extraordinary item                      (2,268,535)        (486,808)

Income tax (benefit)                                  --         (115,000)

(Loss) before extraordinary item              (2,268,535)        (371,808)

Extraordinary item, less applicable
  income taxes                                        --         (490,000)

NET (LOSS)                                    (2,268,535)        (861,808)

Preferred stock dividends                         30,000        1,401,971

(Loss) applicable to
  common stock                                (2,298,535)      (2,263,779)

(Loss) per common and equivalent
  share before extraordinary item                   (.15)            (.13)

NET (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                  (.15)            (.17)

WEIGHTED AVERAGE SHARES OUTSTANDING           14,770,938       13,301,109

        RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                             December 31,      December 31,
                                                1997                1996
REVENUES
Patient service revenue                      $135,329,589      $ 89,925,434
Medical supply revenue                         22,357,734        22,777,309
Management fee revenue:
  From affiliates                                 783,000         1,252,501
  From others                                     186,443           240,120
Other operating revenue                           901,273         2,185,709
                                              159,558,039       116,381,073
EXPENSES
Cost of patient services                       98,575,825        65,321,257
Cost of medical supplies sold                  15,534,842        15,333,477
Lease expense                                  10,877,624         6,015,197
General and administrative                     28,235,625        21,895,541
Depreciation and amortization                   3,372,831         2,513,126
Interest                                        8,151,216         5,151,607
Provision for bad debt                            380,891         2,009,000
                                              165,128,854       118,239,205

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                             (5,570,815)       (1,858,132)

Minority interest                                (125,000)          (13,500)

(Loss) before income taxes
  and extraordinary item                       (5,695,815)       (1,871,632)

Income tax (benefit)                           (1,340,000)         (460,000)

(Loss) before extraordinary item               (4,355,815)       (1,411,632)

Extraordinary item, less applicable
  income taxes                                         --          (490,000)

NET (LOSS)                                     (4,355,815)       (1,901,632)

Preferred stock dividends                          75,000         2,146,777

(Loss) applicable to
  common stock                                 (4,430,815)       (4,048,409)
(Loss) per common and common equivalent
  share before extraordinary item                    (.30)             (.27)

NET (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARES                           (.30)             (.31)

WEIGHTED AVERAGE SHARES OUTSTANDING            14,720,998        13,188,523

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                December 31, 1997 AND AUDITED AT JUNE 30, 1997

                                                Unaudited        Audited
                                               December 31,     June 30,
                                                   1997            1997
ASSETS

CURRENT
Cash and cash equivalents                     $ 11,663,691   $  3,637,878
Accounts receivable                             51,646,999     40,391,377
Inventory                                       10,650,558      7,255,289
Deferred tax asset                               4,553,568      4,408,733
Income tax receivables                           5,065,431      4,065,431
Note and accrued interest receivable                75,000         75,000
Restricted Bond Fund                             6,232,411      3,068,276
Prepaid expenses and other                         712,699      2,009,467

Total current assets                            90,600,357     64,911,451

PROPERTY AND EQUIPMENT                         160,015,560    150,492,221

OTHER ASSETS
Investments in unconsolidated affiliates           793,433        734,514
Deferred lease and loan costs                   13,101,975     13,065,759
Goodwill                                        16,106,995     16,357,532
Notes and advances due from non-affiliates       1,181,251      1,421,405
Notes and advances due from affiliates           5,429,584      1,411,379
Restricted bond funds                            3,940,000      3,689,969
Other assets                                     3,243,053      3,286,736

Total other assets                              43,796,291     39,967,294

                                              $294,412,208   $255,370,966

                 RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1997 AND AUDITED AT JUNE 30, 1997

                                              Unaudited        Audited
                                             December 31,      June 30,
                                                 1997            1997
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                              $ 27,331,732    $  9,935,036
Current maturities of long-term debt           17,063,115      11,454,059
Loans payable to affiliates                            --       1,478,368
Accounts payable                               47,584,501      34,076,015
Accrued expenses                               18,965,412      18,417,258
Deferred gain                                      40,000          40,000

Total current liabilities                     110,984,760      75,400,736

Deferred gain                                     161,370         181,370
Deferred income taxes                           1,098,929       1,098,929
Long-term debt and capitalized leases,
 less current maturities                      148,532,538     141,674,131

Minority interest                               4,552,509       4,520,953

Redeemable convertible preferred stock          1,200,000       1,800,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 14,749,441
 and 14,489,888 shares outstanding                  1,479          1,450
 Preferred stock                                2,786,000       3,250,000
 Additional paid-in capital                    45,881,658      43,799,617
 Retained earnings                            (20,787,035)    (16,356,220)

Total shareholders' equity                     27,882,102      30,694,847

Total liabilities and shareholders' equity    294,412,208    $255,370,966

                          RETIREMENT CARE ASSOCIATES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                              December 31,    December 31,
                                                  1997            1996
OPERATING ACTIVITIES
Net income (loss)                            $ (4,355,815)   $ (1,901,632)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                 3,372,831       2,513,126
  Provision for bad debts                         380,891       2,009,000
  Amortization of deferred gain                   (20,000)       (170,000)
  Minority interest                               125,000          13,500
  Deferred income taxes                          (144,835)       (729,641)
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                         (11,636,513)    (16,300,244)
  Inventory                                    (3,395,269)     (3,674,172)
  Prepaid expense and other assets              1,340,451      (1,793,658)
  Accounts payable and accrued expenses        13,056,640       8,893,973
  Increase in deferred lease and loan costs                    (2,947,195)

Cash (used in) operating activities            (1,276,619)    (14,086,943)

INVESTING ACTIVITIES
Purchase of property and equipment            (11,788,087)    (39,437,345)
Issuance of notes receivable and
  advances to affiliates                       (5,256,419)     14,316,661
Investment in unconsolidated subsidiaries         (58,919)
Restricted bond funds                          (3,414,166)     (4,056,194)
Changes in marketable equity securities                        (1,067,748)
Change in receivable                                             (957,935)
Deferred loan and lease cost                     (893,762)
Investment in unconsolidated subsidiaries                        (148,449)

Cash (used in) investing activities           (21,411,353)    (31,351,010)

FINANCING ACTIVITIES
Dividends on preferred stock                      (75,000)       (105,000)
Redemption of preferred stock                    (600,000)       (600,000)
Net proceeds from issuance of:
  Line of credit                               17,396,696       3,759,182
  Common stock                                  1,988,626          70,676
  Long-term debt                               13,927,633      38,324,959
  Preferred Stock                                (464,000)      9,340,000
  Payments on long-term debt                   (1,460,170)     (1,267,894)
  Purchase and retirement of common stock                      (3,800,411)
Cash provided by financing activities          30,713,785      45,721,512
Net increase in cash and
  cash equivalents                              8,025,813         283,559
Cash and cash equivalents, beginning of year    3,637,878          45,365
Cash and cash equivalents, end of year       $ 11,663,691    $    328,924

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

NOTE 2: RESTATEMENT

The consolidated financial statements for the six months ended December 31, 1996, as originally reported, reflected certain balances which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements for the six months ended December 31, 1996 were restated as follows (in thousands):

                               As Previously Reported          As Restated
                               ----------------------          -----------
Revenues                             $116,517                   $116,381
Operating Expenses                   $124,548                   $118,239*
Net Earnings (Loss)
   applicable to common stock        $ (5,528)                  $ (1,902)
Shareholders' Equity                 $ 34,666                   $ 34,462
-------------------
* Restated Operating Expenses included (in thousands) (i) a reduction in the accrual for employee benefits of $3,700, (ii) restated inventory of $1,955,(iii) a reduction in the provision for doubtful accounts of $580, and
(iv) restated  general and administrative expenses of $74.

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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5:   NOTES RECEIVABLE AND ADVANCES TO AFFILIATES

At December 31, 1997 and June 30, 1997, the Company had notes and advances to
(from) affiliates totaling approximately ($5,429,584) and $66,991, respectively.

NOTE 6.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                             December 31,       June 30,
                                                 1997             1997
                                             ------------    ------------
Amounts outstanding under Revenue Bonds
  secured by retirement facilities           $ 81,400,000    $ 74,675,000

Other debt secured by retirement and
  nursing facilities                           40,420,000      40,700,380

Other debt                                     21,802,851      15,780,008

Capitalized leases                             21,972,802      21,972,802

Totals                                        165,595,653     153,128,190

Current maturities                             17,063,115      11,454,059

Total long-term debt                         $148,532,538    $141,674,131

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has charged penalties and interest in connection with the alleged underpayments. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. The Company has estimated in the accompanying financial statements amounts for ultimate settlement of this dispute, and has recorded an accrual of $600,000, which is based upon the best available information after consulting with the Company's advisors concerning this matter. Further, the Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

The Company's total revenues for the three months ended December 31, 1997, were $80,135,287 compared to $61,208,458 for the three months ended December 31, 1996. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $47,950,464 for the quarter ended December 31, 1996, to $68,873,798 for the quarter ended December 31, 1997. The Company was operating 103 facilities for the quarter ended December 31, 1997, compared to 75 for the quarter ended December 31, 1996. The cost of patient services in the amount of $49,206,128 for the quarter ended December 31, 1997, represented 71% of patient service revenue, as compared to $33,415,634, or 70%, of patient service revenue during the quarter ended December 31, 1996.

Medical supply revenue decreased from $11,471,114 during the quarter ended December 31, 1996, to $10,320,899 during the quarter ended December 31, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, decreased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue remained constant at approximately 67% during the quarter ended December 31, 1997, as compared to approximately 67% of such revenue during the same period last year.

Management fees decreased from $558,575 in the quarter ended December 31, 1996 to $529,906 in the quarter ended December 31, 1997. As of December 31, 1996, the Company was managing 20 facilities, and as of December 30, 1997, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company has acquired, by lease or purchase, a number of facilities which it previously only managed. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

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

Other operating revenue decreased from $1,228,305 during the quarter ended December 31, 1996, to $410,684 during the quarter ended December 31, 1997. The decrease was primarily a result of one-time referral fees of $350,000 received from a building contractor, and approximately $400,000 in interest income included in the December 31, 1996 amounts.

General and administrative expenses for the three months ended December 31, 1997 were $14,273,113, representing 18% of total revenues, as compared to $12,393,814, representing 20% of total revenues, for the three months ended December 31, 1996. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $400,000 was due to legal and accounting expenses related to the pending merger with Sun Healthcare Group, Inc.

Interest expense rose from $2,753,971 during the quarter ended December 31, 1996, to $4,169,927 during the quarter ended December 31, 1997, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At December 31, 1996, the Company had approximately $153 million in long-term debt, as compared to approximately $165 million in long-term debt at December 31, 1997.

For the quarter ended December 31, 1997, the Company received no income tax benefit, as compared to a tax benefit of $115,000 which represents an effective tax benefit of 25% for the quarter ended December 31, 1996.

The net loss of $2,268,535 for the quarter ended December 31, 1997, compares to a net loss of $861,808 for the quarter ended December 31, 1996.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996.

The Company's total revenues for the six months ended December 31, 1997, were $159,558,039 compared to $116,381,073 for the six months ended December 31, 1996.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $89,925,434 for the six months ended December 31, 1996, to $135,329,589 for the six months ended December 31, 1997. The Company was operating 103 facilities for the six months ended December 31, 1997, compared to 81 for the six months ended December 31, 1996. The cost of patient services in the amount of $98,575,825 for the six months ended December 31, 1997, represented 73% of patient service revenue, as compared to $65,321,257, or 73%, of patient service revenue during the six months ended December 31, 1996.

Medical supply revenue decreased from $22,777,309 during the six months ended December 31, 1996, to $22,357,734 during the six months ended December 31, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, decreased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue increased to approximately 69% during the six months ended December 31, 1997, as compared to approximately 67% of such revenue during the same period last year.

Management fees decreased from $1,492,621 in the six months ended December 31, 1996 to $969,443 in the six months ended December 31, 1997. As of December 31, 1996, the Company was managing 20 facilities, and as of December 30, 1997, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company has acquired, by lease or purchase, a number of facilities which it previously only managed. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

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

General and administrative expenses for the six months ended December 31, 1997 were $28,235,625, representing 18% of total revenues, as compared to $21,895,541, representing 18% of total revenues, for the six months ended December 31, 1996. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $400,000 was due to legal and accounting expenses related to the pending merger with Sun Healthcare Group, Inc.

Interest expense rose from $5,151,607 during the six months ended December 31, 1996, to $8,151,216 during the six months ended December 31, 1997, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At December 31, 1996, the Company had approximately $153 million in long-term debt, as compared to approximately $165 million in long-term debt at December 31, 1997.

For the six months ended December 31, 1997, the Company received an income tax benefit of $1,340,000, as compared to a tax benefit of $460,000 for the six months ended December 31, 1996.

The net loss of $4,355,815 for the six months ended December 31, 1997, compares to a net loss of $1,901,632 for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a deficit of $20,384,403 in working capital compared to a deficit of $10,489,285 at June 30, 1997.

During the quarter ended December 31, 1997, cash used by operating activities was $1,276,619, as compared to $14,086,943 during the quarter ended December 31, 1996. The Company used cash during the current period primarily as a result of an increase in accounts receivable of $11,636,513. The increases in non-cash assets were partially offset by increases in accounts payable and accrued expense of $13,056,640.

Cash flows used in investing activities during the six months ended December 31, 1997, totaled $21,411,353 as compared to $31,351,010 during the quarter ended December 31, 1996. During the current period, the Company expended $11,788,087 on the purchase of property and equipment, primarily through acquisitions, paid $5,256,419 and $3,414,166 on notes receivable and restricted bond funds respectively.

Cash provided by financing activities during the quarter ended December 31, 1997, totaled $30,713,785 as compared to $45,721,512 during the same period last year. During the current period the Company received $1,988,626 from the exercise of common stock options and the placement of $13,927,633 in long-term debt and $17,396,696 from a line of credit.

On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over five years for $3,000,000 in cash. The Company paid $600,000 on October 11, 1997 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.

The Company believes that its long-term liquidity needs will generally be met by income from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.

The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 1.25%. At December 31, 1997, the Company had approximately $3,500,000 in unused credit available under such lines.

IMPACT OF PENDING FEDERAL HEALTH CARE LEGISLATION

Management is uncertain what the financial impact will be of the pending federal health care reform package since the legislation has not been finalized. However, based on information which has been released to the public thus far, management doesn't believe that there will be cuts in reimbursements paid to nursing homes.

Legislative and regulatory action at the state and federal level has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited payment increases under those programs. Also, the timing of payments made under Medicare and Medicaid programs are subject to regulatory action and governmental budgetary constraints. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under these programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of health care facilities.
                               -14-

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27  Financial Data Schedule   Filed herewith
                                                    electronically

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated November 25, 1997, reporting information under Item 5 - Other Events and
Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, concerning an amendment to the Agreement and Plan of Merger with Sun Healthcare Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RETIREMENT CARE ASSOCIATES, INC.

DATED: February 17, 1998          By:/s/ Darrell C. Tucker
                                     Darrell C. Tucker, Treasurer

                                EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically