Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-03-11
CIK 798540

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                                Amendment No. 3
      (Amending Part I - Items 1 and 2, Part II - Items 7 and 8 and
                  Part IV - Item 14 and Financial Statements)


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


         Although the Company believes it has generally been successful in integrating and managing the operations of its acquired facilities, the Company has experienced some difficulty in integrating the operations of certain of its recently-acquired facilities. While the Company has been successful in implementing its management information and control systems, administrative and nursing staff and capital improvement plans and in obtaining Medicare certification at all of its acquired facilities, the Company has experienced significant turnover of key employees, a decline in occupancy rates and Medicaid rates without corresponding reduction in operating costs, and certain regulatory compliance problems at certain of its recently-acquired facilities.


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


         Pursuant to its management agreements with the owners of each facility, the Company supervises the management of the facility as to staffing, accounting, billing, collections, rate setting and general administration, and provides marketing services, which include identifying target markets, developing appropriate marketing strategies and procedures, hiring, training and supervising qualified leasing counselors as employees of the manager and budgeting and controlling costs. The Company is responsible for hiring, on behalf of the owner, all staff, including a facility administrator or executive director. The management agreements provide for management fees of a flat rate per month, a percentage of net operating revenues (total revenues less deductions and allowances for contractual adjustments to third party payors and charitable allowances) or a combination of a flat rate and a percentage of net operating revenues. For long-term care facilities, which require the greatest amount of management services, the Company charges management fees of $6,000 to $24,000 per month, depending primarily on the number of beds, or, in some cases, 6% of net operating revenues. For assisted/independent living centers, which involve fewer management services, the Company charges $1,000 to $15,000 per month, depending primarily on the amount of revenues of the center. The management agreements also provide a separate fee for the marketing services provided by the Company to assisted/independent living centers. Most of the revenue from management services is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane. These arrangements have three to five year terms and are terminable upon sixty days prior written notice by either party. The management services agreements expire on various dates between 1999 and 2002.


         The obligations to pay management fees to the Company are general obligations of the owners of the facilities. In many cases the facilities have incurred substantial debt in the form of municipal bonds, debentures or similar debt instruments. The payment of management fees to the Company is generally subordinated to the payment of these obligations.

         SOURCES OF REVENUES

         The Company derives its patient service revenue primarily from a combination of state Medicaid programs, the federal Medicare program and private payment sources. The Company's revenues are determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rates at the facilities and the payer mix. While management believes that it has been successful in obtaining reimbursement, there can be no assurance that reimbursement rates will remain at present levels or increase at rates necessary to offset the effects of inflation. In particular, cost containment proposals at both the state and federal levels may impact the Company's ability to recover its costs of providing services to Medicaid and Medicare patients. See "--Governmental Regulation.".

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

         The Company competes with other health care providers for both professional and nonprofessional employees and with non-health care providers for nonprofessional employees. In recent years the health care industry has experienced a shortage of qualified health care personnel. While the Company has been able to retain the services of an adequate number of qualified personnel to staff its facilities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels. A lack of qualified personnel at any facility could result in significant increases in labor costs or otherwise adversely affect the operations at that facility. Any of these developments could adversely affect the Company's operating results or expansion plans.

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


         The Company has entered into management services agreements with facilities owned or controlled by affiliated entities that have three to five year terms and are cancelable within sixty days written notice by either party. The agreements provide for monthly fees ranging from $2,000 to $28,000 per facility and expire at various times through 2002. These affiliated entities are owned and controlled by Messrs. Brogdon and Lane.

         The following table summarizes certain information regarding facilities leased, owned and managed by the Company in Georgia, Florida, Tennessee, Alabama, North Carolina, Virginia, Ohio and Arizona as of August 20, 1996. With regard to facilities managed for affiliated companies, the name of the affiliate is indicated using the following abbreviations: Winter Haven Homes, Inc. - WHH; Gordon Jensen Health Care Associates, Inc. - GJ; National Assistance Bureau, Inc. - NAB; Southeastern Cottages, Inc. - SCI; and Chamber Health Care Society - CHCS.



         Long-term care facilities:
          Owned                                                15
          Leased                                               35
          Managed                                               1
          Managed for Affiliated Entities                       8

         Assisted living/independent living facilities:
          Owned                                                16
          Leased                                                6
          Managed                                               6
          Managed for Affiliated Entities                      10

         Total facilities                                      97*


----------

* As of August 20, 1996, the Company had four facilities under construction with estimated completion dates ranging from July 1997 to April 1998.

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

 Summer's Landing-   Rome        Assisted/      15      Owned         80%
  Riverview                      Independent
                                 Living

 Marietta Health     Marietta    Long-term     119      Leased        98%
  Care                           Care

 Brown's Nursing     Statesboro  Long-term      63      Leased       100%
  Home                           Care

 Clinch Healthcare   Homerville  Long-term      92      Leased        92%
  Center                         Care

   Total for Georgia                         3,585 (40 facilities)*
---------------
* Excludes facilities under construction.


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
  Center                         Care

 Oak Cove            Clearwater  Long-term      56      Managed       95%
                                 Care

 Summer's Landing-   Jackson-    Assisted/      39      Managed       97%
  Atrium             ville       Independent            and 75%
                                 Living                 Owned

 Summer's Landing-   Titusville  Assisted/      28      Managed      Under
  of Titusville                  Independent            (WHH)        Con-
                                 Living                              struc-
                                                                     tion
   Total for Florida                         2,473 (22 facilities)*
---------------
*Excludes facilities under construction.

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

                                      -22-

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

                            AMENDMENT TO FORM 10-K

         The accompanying financial statements of the Company for the twelve months ended June 30, 1996 have been reaudited and restated. Items set forth in this amended Form 10-K have been amended to reflect the effect of the aforementioned restatement, but Items not set forth herein have not been amended from the Company's previously issued Form 10-K for the fiscal year ended June 30, 1996 filed by the Company with the Securities and Exchange Commission (the "Original Form 10-K"). Further, this amended Form 10-K has not been amended to reflect changes in market conditions, revisions to stated estimates or events that have occurred since the filing of the Original Form 10-K in October 1996. Therefore, this amended Form 10-K/A should be read in conjunction with the Original Form 10-K.



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


         Management fee revenue decreased from $4,169,694 in the year ended June 30, 1995, to $3,781,433 in the year ended June 30, 1996. The Company leased one long-term care facility, purchased three long-term care facilities and purchased two assisted living/independent living facilities during the fiscal year ended June 30, 1996, each of which it managed during the fiscal year ended June 30, 1995. All of these facilities were owned and controlled by Messrs. Brogdon and Lane. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Included in the Company's management fee revenue is $3,472,900 and $3,517,500 from affiliates during the years ended June 30, 1996 and 1995, respectively.


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

         The Company converted four managed properties to leased properties during the fiscal year ended June 30, 1996, which resulted in an increase in net revenues of $1 million during the fiscal year ended June 30, 1996 compared to the fiscal year ended June 30, 1995. The number of leased or owned properties at year-end are presented in the table below (the table does not included managed facilities):


                   TYPE                                 FISCAL 1994           FISCAL 1995             FISCAL 1996
                   ----                                 -----------           -----------             -----------
                Long-term care                              20                    30                      48
                Assisted living/independent living           6                     8                      18
                                                           -----                 -----                  ------

                Total                                       26                    38                      66


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


         Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have three to five year terms; however, they are all subject to termination on 60 days notice, with or without cause, by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future. These fees represent 2.82% and 5.24% of total revenues of the Company for the years ended June 30, 1996 and 1995, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 1996, the Company had a deficit of $1,496,160 in working capital compared to a surplus of $2,925,302 at June 30, 1995.


         During the year ended June 30, 1996, cash provided by operating activities was $5,549,626 as compared to $4,208,048 for the year ended June 30, 1995. The $1,341,578 increase was primarily due to net income of $1,746,808 for the year ended June 30, 1996, depreciation and amortization of $3,406,986 on the facilities, provisions for bad debts of $3,423,117 on accounts receivable and increases in accounts payable and accrued expenses of $9,964,620 due to the addition of twenty eight facilities for the year ended June 30, 1996. Cash used in operating activities was primarily due to the increase in accounts receivable of $10,672,485 due to the addition of twenty eight facilities for the year ended June 30, 1996 and increases in inventories of $2,245,194 on the nursing facilities and Contour.

         Cash used in investing activities during the year ended June 30, 1996, was $44,981,326. The expenditures primarily related to purchases of property and equipment of $12,490,298 and acquisitions of facilities of $21,938,513. On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling 74.25% interest, in Encore Partners, L.P. in exchange for a capital contribution to Encore of $3.5 million. Encore owns three assisted living/independent living and two long-term care facilities.
The acquisition was accounted under the purchase method of accounting. Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners. On February 27, 1996, the Company purchased a thirty six unit assisted living/independent living facility from individuals who are officers and directors of the Company. The purchase price was $2,000,000 and was financed with $400,000 from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust. The Company issued notes receivable and advances of $8,935,677 to Gordon Jensen Health Care Association, Inc., Winter Haven Homes, Inc., Southeastern Cottages, Inc., National Assistance Bureau, Inc., Chamber Health Care Society, Inc., and Senior Care, Inc. all owned or controlled by individuals who are officers and directors of the Company The notes receivable bore interest at 12% and were paid in full in 1997. The advances were due on demand and were paid in full in 1997. The Company funded an additional $4,720,047 in restricted bond funds used for debt service reserve requirements, semi-annual principal and interest payments and project funds for facilities under construction or renovation. Cash provided by investment activities was primarily the repayment of a $2,200,000 note receivable from an unrelated third-party.

         Cash provided by financing activities during the year ended June 30, 1996, totaled $34,269,880. Sources of cash included proceeds of $9,300,000 from the issuance of 1,000,000 shares of $10.00 Series E Convertible Preferred Stock which were sold in an offering to foreign investors in April, 1996. Holders of the Series E Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E Preferred Stock are convertible into shares of common stock at a conversion price of $11.55 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00). At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series E Preferred Stock multiplied by 8% annum from the date of issuance divided by the applicable conversion price. Sources of cash also included proceeds from stock options and warrants exercised of $559,593, and proceeds from long-term debt and lines of credit of $35,329,244. The Company's net borrowing from lines of credit was $3,556,535, with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings at June 30, 1996 was $5,075,000. The Company incurred long-term debt of approximately $31 million, due through 2025, with interest rates ranging from 6.75% to 11.28%.
In connection with bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1996, the Company was in violation of several of these covenants creating a technical default on approximately $14 million of bond indentures. These violations included the failure to make monthly payments to bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of these facilities. The Company is also delinquent with regard to approximately $800,000 of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not forsee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion. Cash used in financing activities primarily consisted of $9,443,626 in payments of long-term debt, $600,000 in redemption of Series AA Preferred Stock, $274,040 in purchases of treasury stock, and $270,000 for dividends on preferred stock.


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

         The Company intends to use long-term debt financing in connection with the purchase of additional assisted living/independent living and long-term care facilities on terms which can be paid out of the cash flow generated by the property.

         The Company intends to continue to lease or purchase additional assisted living/independent living and/or long-term care facilities in the future.


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

18*            Letter re changes in
               accounting principles

21*            Subsidiaries of the
               Registrant

23.1           Consent of Cherry, Bekaert   Filed herewith electronically (see
               & Holland, L.L.P.            Item 14(a)1. hereof)

23.2           Consent of BDO Seidman, LLP  Filed herewith electronically (see
                                            Item 14(a)1. hereof)

27*            Financial Data Schedule

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


The cost of the facilities acquired during 1996 exceeded the fair value of net assets acquired by approximately $2,660,000. The excess is being amortized over a 20-year period.


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


The Company has issued Class A warrants in connection with a private offering and Class B and Class C warrants in connection with an offer to Class A warrant holders to convert their warrants. The Class A warrants are exercisable at $.907 per warrent, Class B warrants are exercisable at $5.714 per and the Class C warrants are exercisable at $2.721 per warrant. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days written notice in the event certain listing and registration requirements are achieved, and the closing bid price of the common stock exceeds $7.00 per share for the Class A and Class C Warrants, and $10.00 per share for the Class B Warrants, for 20 of 30 consecutive trading days. During the year ended June 30, 1996, Class A Warrants were exercised to purchase approximately 156,783 shares of common stock, Class B Warrants were exercised to purchase approximately 56,616 shares of common stock and Class C Warrants were exercised to purchase approximately 222,109 shares of common stock. As of June 30, 1996, there were Class A warrants outstanding which entitles the holders to purchase 136,212 shares of common stock, Class B warrants outstanding which entitles the holders to purchase 302,312 shares of common stock and Class C Warrants outstanding which entitles the holders to purchase 141,312 shares of common stock.


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



The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has assessed taxes, penalties and interest in connection with the alleged underpayment of approximately $1.2 million. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. On advise of counsel handling the matter, the Company has estimated and accrued in the accompanying financial statements $400,000 for ultimate settlement of this dispute. The Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.


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



        Additional provisions or uncollectible account             $ 1,705,000
        Additional accrual for claims incurred, but not
                reported for self-insured worker's
                compensation and health care                         3,400,000
        Accrual for compensated absences                               300,000
        Adjustment of previously recorded inventory                    809,219
        Adjustment to lease expenses                                   530,000
                                                                   -----------
        Less:                                                        6,744,219
        Adjustment to income taxes                                  (2,921,219)

        Decrease in net income                                     $ 3,832,000

        Decrease in net income per share                           $       .34

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: March 11, 1998                By: /s/ Darrell C. Tucker
                                        -------------------------------
                                          Darrell C. Tucker, Treasurer






The accompanying notes are an integral part of the consolidated financial statements.