Form 10-K/A
period 1997-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-03-11
CIK 798540

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-K/A

                                Amendment No. 1

                      (Amending Part I - Items 1, 2 and 3,
                    Part II - Items 7, 8 and 13 and Part IV -
                       Item 14 and Financial Statements)



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


         On February 17, 1997, Sun also entered into a merger agreement to acquire Contour Medical, Inc. Concurrent with the execution of the merger agreement and as an inducement to Sun to enter into the merger agreement, Sun and the Company entered into a Stockholder's Stock Option and Proxy Agreement, pursuant to which the Company granted to Sun (i) proxies to vote the shares of the capital stock of Contour Medical, Inc. held by the Company in favor of the merger of Contour Medical, Inc. with Sun and against any competing transaction and (ii) an option to purchase shares of the capital stock of Contour Medical, Inc. held by the Company, representing approximately 65% of the shares of the capital stock of Contour Medical, Inc. issued and outstanding on the date of grant, under certain circumstances relating to the termination of the Merger Agreement or the occurence of a Competing Transaction (as defined in the Merger Agreement) at a purchase price of $8.50 per share of the common stock and $4.00 per share of the preferred stock of Contour Medical, Inc.


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


     Although the Company believes it has generally been successful in integrating and managing the operations of its acquired facilities, the Company has experienced some difficulty in integrating the operations of certain of its recently-acquired facilities. While the Company has been successful in implementing its management information and control systems, administrative and nursing staff and capital improvement plans and in obtaining Medicare certification at all of its acquired facilities, the Company has experienced significant turnover of key employees, a decline in occupancy rates and Medicaid rates without a corresponding reduction in operating costs, and certain regulatory compliance problems at certain of its recently-acquired facilities.

         INCREASE FACILITY OCCUPANCY RATES. Although occupancy rates declined during fiscal year 1996, the Company believes its occupancy rates in existing assisted/independent living centers should increase primarily due to three factors: (i) an enhanced emphasis on facility-specific marketing efforts; (ii) the continued growth of the elderly segment of the population in the Company's markets; and (iii) the limited supply of long-term care beds and assisted/independent living units. Increasing occupancy rates will allow the Company to further reduce its fixed costs per patient day.


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


         ACHIEVE OPERATING EFFICIENCIES. Although the ratio of general and administrative expenses to total operating revenue has been increasing over the past two consecutive fiscal years, the Company is seeking to reduce this ratio through economies of scale resulting from acquisitions and through efforts to more efficiently control and manage its businesses. The effective operation of the Company's managerial and financial information and control systems are fundamental to its performance. These systems allow the Company, among other things, to assimilate acquisitions and control costs by achieving reductions of administrative staff, economies in purchasing, efficient management of patient care personnel and reduced use of nurses from employment agencies.


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


         On July 15, 1997, Sun and the Company entered into an agreement (the "Management Agreement") pursuant to which Sun agreed to provide management, consulting and advisory services to the Company with respect to 16 long-term care facilities (the "Facilities") in Virginia and North Carolina operated by the Company. As payment for providing such services, Sun will receive a monthly management fee equal to seven percent of the gross revenues of the Facilities. The Management Agreement also authorizes Sun to cause its therapy services and pharmaceutical subsidiaries to provide such ancillary services to the Facilities at costs not in excess of those that would be charged to the Company by an unrelated third party in an arms'-length transaction. The Company has agreed to indemnify Sun with respect to any investigations, actions or proceedings on the part of regulatory authorities involving any of the Facilities. The Management Agreement will terminate on the earlier to occur of the effective time of the merger of the Company and Sun, 120 days after the termination of the Merger Agreement, or the repayment of certain indebtedness of the Company in favor of Sun.

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

         ANCILLARY BUSINESSES


         On September 30, 1994, the Company acquired approximately 63% of the outstanding capital stock of Contour Medical, Inc. ("Contour") from certain shareholders of Contour. In exchange for such shares, the Company issued 125,000 shares of the Company Common Stock and 300,000 shares of the Company's Series AA Convertible Preferred Stock. The Company currently owns approximately 64.3% of Contour's outstanding capital stock.


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


         In August 1996, Contour acquired all of the outstanding stock of Atlantic Medical Supply Company, Inc. ("Atlantic Medical"), a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. Contour paid $1,400,000 in cash and promissory notes totaling $10,500,000 for the stock of Atlantic Medical. The promissory notes bore interest at 7% per annum and were paid in full by the Company on January 10, 1997. The payment of these promissory notes was funded by a loan from the Company in the amount of $9,750,000. The Company funded the loan to Contour from the proceeds of a $9,750,000 loan from Sun. The loan from Sun accrues interest at a rate of 11%, which could increase to 15% during any period of default. Principal under such loan is due 120 days following the termination of the merger agreement between Sun and the Company.

         In consideration of the Company's agreement to guarantee Contour's obligations with respect to such promissory notes, Contour agreed to pay the Company $500,000, which obligation was satisfied by the issuance of 100,000 shares of the common stock of Contour valued at $5.00 per share on the date of issuance. The loan from the Company to Contour was evidenced by a convertible promissory note bearing interest at a rate of 9% per annum and payable on demand. This note was converted into 1,950,000 shares of the common stock of COntour on January 10, 1997.

         The Company holds approximately 27% of the outstanding capital stock of In-House Rehab, Inc., a publicly held company based in Louisville, Kentucky, whose wholly owned subsidiary, In-House Rehab, Inc., provides rehabilitation services to approximately 36 of the Company's long-term care facilities.


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


         The Company has entered into management services agreements with facilities owned or controlled by affiliated entities that are have three to five year terms and are cancelable within sixty days written notice by either party. The agreements provide for monthly fees ranging from $2,000 to $28,000 per facility and expire at various times through 2002. These affiliated entities are owned and controlled by Messrs. Brogdon and Lane.

         The lease agreements with affiliated facilities have annual rental payments ranging from approximately $290,000 to $850,000, expire on various dates from 2003 to 2007 and are renewable for periods of five to ten years. The annual rental payments are generally based on 110% of yearly debt service. These facilities are owned and controlled by Messrs. Brogdon, Lane and Tucker.

         The following table summarizes certain information regarding facilities leased, owned and managed by the Company in Georgia, Florida, Tennessee, Alabama, North Carolina, Virginia, Ohio and Arizona as of September 19, 1997. With regard to facilities leased from or managed for affiliated companies, the name of the affiliate is indicated using the following abbreviations: Winter Haven Homes, Inc. - WHH; Gordon Jensen Health Care Associates, Inc. - GJ; National Assistance Bureau, Inc. - NAB; Southeastern Cottages, Inc. - SCI; Chamber Health Care Society - CHCS; and Retirement Group, L.L.C. - RG.


               "Long-term care facilities
                Owned                                            15
                Leased                                           47
                Managed                                          --
                Leased from Affiliated Entities                   7
                Managed for Affiliated Entities                   5

               Assisted living/independent living facilities
                Owned                                            18
                Leased                                            9
                Managed                                           1
                Leased from Affiliated Entities                   5
                Managed for Affiliated Entities                   3

                Total facilities                                110*

--------

* As of September 19, 1997 the Company had three facilities under construction with estimated completion dates ranging from January 1998 to April 1998."



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

 Hamlet Nursing     Chagrin      Long-term      88      Owned         85%
  Manor             Falls        Care

    Total for Ohio                             310 (2 facilities)


ARIZONA

 The Carillons      Sun City     Assisted/      76      Owned         90%
                                 Independent
                                 Care
   Total for Arizona                            76 (1 facility)


ITEM 3.  LEGAL PROCEEDINGS.


         As of October 7, 1997 the Company and certain of its officers and directors have been named as defendants in nine putative class action lawsuits which were commenced during the period from August 25, 1997 through October 2, 1997 (the "Shareholder Lawsuits"). The Company expects that the Shareholder Lawsuits, which are similar in all material respects, will be consolidated and proceed as one class action. The complaints allege that the Company and the individual defendants misrepresented the results of the Company's operations, concealed adverse material information concerning the operations, finances, financial condition, products, inventories, results of operations and future business prospects of the Company and overstated the Company's profitability in its quarterly reports, filings with the Commission, press releases and presentations to securities analysts. The plaintiffs claim that the Company and certain of its officers and directors violated Section 10(b) of the Securities Act and Rule 10b-5 promulgated thereunder, and Section 20(A) of the Exchange Act.

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


         Management fee revenue decreased from $3,781,433 in the year ended June 30, 1996, to $2,629,329 in the year ended June 30, 1997. The Company leased three long-term care facilities and four assisted living/independent living facilities and purchased two assisted living/independent living facilities during the fiscal year ended June 30, 1997, each of which the Company managed during the fiscal year ended June 30, 1996. All of these facilities were owned and controlled by Messrs. Brogdon and Lane. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Included in the Company's management fee revenue is $2,212,500 and $3,472,900 from affiliates during the year ended June 30, 1997 and 1996, respectively.

         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $119,499,849 for the year ended June 30, 1996 to $202,603,841 for the year ended June 30, 1997. The cost of patient services in the amount of $148,520,849 for the year ended June 30, 1997, represent 73% of patient service revenue, as compared to $81,082,972 or 68%, of patient service revenue during the year ended June 30, 1996. The increase in the percentage is attributed to the Company's operation of twenty-one long-term care facilities compared to fourteen assisted living/ independent living facilities in the year end June 30, 1997. The long-term care facilities require more everyday skilled patient services than assisted living/independent living facilities. Additionally, staffing a long-term care facility requires more nursing specialists, therapy services and higher staffing levels as compared to assisted living/independent living facilities.



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

         The Company owned or leased 35 additional facilities during fiscal year ended June 30, 1997 compared to fiscal year ended June 30, 1996, which resulted in a corresponding increase in net revenues of $36 million during the fiscal year ended June 30, 1997. The number of leased or owned properties at year end are presented in the following table (which does not include managed facilities):


            Type                       Fiscal 1995          Fiscal 1996   Fiscal 1997
         Long-Term Care                    30                   48            69
         Assisted Living/Independent
           Living                           8                   18            32
                 Total                     38                   66           101


         For facilities that were in place for the entire year ended June 30, 1996 and June 30, 1997, revenue increased approximately $1 million, or 2%, during the year ended June 30, 1997. For these same facilities, average rates increased approximately 4% while patient-days decreased approximately 2%.


         Medical supply revenue increased from $9,825,252 during the fiscal year ended June 30, 1996 to $45,500,712 during the fiscal year ended June 30, 1997. These revenues, which are the revenues of Contour, increased primarily due to the acquisition of Ameridyne Corporation on April 1, 1996 and Atlantic Medical Supply Company, Inc. on July 1, 1996. The cost of medical supplies sold during the fiscal year ended June 30, 1996, $5,350,817, represented 54% of the Company's total medical supply revenue for such period, compared to the cost of medical supplies sold during the year ended June 30, 1997, $31,045,671, which represents 68% of the Company's total medical supply revenue for such period. This increase is primarily due to increases in the cost of the goods sold and increased competition in the medical supply industry, which has decreased the sale prices of most products.

         Other revenues increased from $904,835 for the fiscal year ended June 30, 1996, to $2,463,979 for the fiscal year ended June 30, 1997. Financing fees increased from $150,000 for the fiscal year ended June 30, 1996 to approximately $700,000 for the fiscal year ended June 30, 1997. Financing fees represent fees received by the Company for assisting other companies to obtain financing for facilities. The Company recorded income under the equity method of $240,000 for investments in unconsolidated subsidiaries. The Company also experienced increases in other revenue not related to resident care, such as guest meals and beauty and barber services, due to the increased number of facilities the Company operated.


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


         During the year ended June 30, 1997, the Company recorded a $2,982,063 provision for bad debts. The amount of the provision for bad debts was based upon the aging and estimated collectibility of receivables from Medicare, Medicaid and private payors. During the year ended June 30, 1997, the aging of receivables increased compared with the aging of receivables at June 30, 1996. The increase in the allowance for doubtful accounts of Contour reflects an adjustment to the purchase price allocation for Contour's acquisition of Atlantic Medical and its subsidiaries. The adjustment was required to reduce acquired trade receivables, principally due from Medicare and Medicaid, to their net realizable value.


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

         The net loss of $7,535,810 for the year ended June 30, 1997 is lower than the net income of $1,746,808 for the year ended June 30, 1996, due to the fact that the Company's operations have deteriorated as a result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems), declines in Medicaid rates and occupancy rates during fiscal year 1997 without a corresponding reduction in operating costs, and accounting adjustments related to the restatement of the Company's financial statements. Although difficult to quantify, the Company believes that such staffing concerns led to increases in costs of patient care and selling, general and administrative expenses during fiscal year 1997.


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


         Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have three to five year terms, however, they are all subject to termination on 60 days notice, with or without cause, by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management services revenue, continue in the future. These fees represent .87% and 2.82% of the total revenues of the Company for the years ended June 30, 1997 and 1996, respectively.


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

         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $69,949,822 for the year ended June 30, 1995 to $119,499,849 for the year ended June 30, 1996. The cost of patient services in the amount of $81,082,972 for the year ended June 30, 1996, represents 68% of patient service revenue, as compared to $47,778,410, or 68%, of patient service revenue during the year ended June 30, 1995. The decrease in the percentage is attributed to an increase in the ratio of assisted living/independent living facilities to long-term care facilities operated during the current year. Assisted living/independent living facilities require less patient services than long-term care facilities. The ratio of long-term care facilities to assisted living/independent living facilities decreased to
2.7 from 3.8 during the year ended June 30, 1996.


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

LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 1997, the Company had a deficit of $10,489,285 in working capital compared to a $1,496,160 deficit at June 30, 1996. The funds needed to reduce such working capital deficit could be provided by a new line of credit secured by accounts receivable, increased collection efforts on the existing accounts receivable balances, extended payment terms to major vendors and possible refinancing of selected facilities.

         During the year ended June 30, 1997, cash provided by or (used in) operating activities was ($3,838,000) as compared to $5,549,626 for the year ended June 30, 1996. The $9,387,626 decrease was primarily due to the net loss of $7,535,810 for the year ended June 30, 1997, increases in deferred income taxes of $11,111,558 arising from the carryback of the loss and refunds of estimated tax payments, and increases in accounts receivable of $20,987,667 due to the addition of thirty five facilities for the year ended June 30, 1997. Cash provided by operating activities was primarily attributed to depreciation and amortization of $6,514,713 on the facilities and an increase in accounts payable and accrued expenses of $29,187,587 due to the addition of thirty five facilities for the year ended June 30, 1997.

         Cash used in investing activities during the year ended June 30, 1997, was $23,581,023. The expenditures primarily related to purchases of property and equipment of 12,734,389 and acquisitions of facilities and a medical supply company of $18,807,777. On August 6, 1996, Contour Medical, Inc., a majority-owned subsidiary of the Company, purchased all of the outstanding stock of Atlantic Medical, a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was accounted for as a purchase and made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bore interest at 7% per annum and were paid in full on January 10, 1997. On October 14, 1996, the Company acquired two assisted living/independent living facilities from individuals who are officers and directors of the Company for their fair value, based on independent appraisals, totaling $19,200,000. The facilities were subject to bond debt of $7,670,000. The remaining balance due from the Company was $11,530,000 and in conjunction with the return and subsequent retirement of $3,000,000 of the Company's common stock from Gordon Jensen Health Care Association, notes receivable of $13,500,000 due the Company from Winter Haven Homes, Inc. and Gordon Jensen Health Care Association were retired and advances to Winter Haven Homes, Inc., an affiliated company, of $143,876 were repaid. The advances were due on demand.


         Cash provided by financing activities during the year ended June 30, 1997, totaled $31,012,336. Sources of cash included proceeds of $9,340,000 from the issuance of 1,000,000 shares of $10.00 Series F Convertible Preferred Stock which were sold in an offering to foreign investors in September, 1996. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of $7.425 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. Sources of cash also included proceeds from stock options and warrants exercised of $1,900,306, and proceeds from long-term debt and lines of credit of $33,919,190. The Company's net borrowing from lines of credit was $9,935,036, with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings at June 30, 1997 was $14,050,000. The Company incurred long-term debt of approximately $24 million, due through 2026, with interest rates ranging from 7.0% to 12.5%. Included in the long-term debt is a $9,750,000 loan with Sun, used to repay the notes payable associated with the Contour acquisition of Atlantic Medical, with interest accruing at rates of 11% and would increase to 15% during any period of default. Principal is due 120 days following the termination of the agreement or merger with Sun. In connection with bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1997, the Company was in violation of several of these covenants creating a technical default on approximately $22 million of bond indentures. These violations included the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of these facilities. The Company is also delinquent with regard to approximately $1.2 million of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not foresee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion. Cash used in financing activities primarily consisted of $13,329,520 in payments of long-term debt, $600,000 in redemption of Series AA Preferred Stock, $841,318 in purchases of treasury stock, and $240,000 for dividends on preferred stock. Subsequent to June 30, 1997, the Company obtained an additional note payable from Sun of $5,000,000 for working capital purposes on July 10, 1997. Interest accrues at the rate of 12% and would increase to 16% during any period of default. Principal is due 120 days following the termination of the agreement or merger with Sun.

         At June 30, 1996, the Company had a deficit of $1,496,160 in working capital compared to a surplus of $2,925,302 at June 30, 1995.

         During the year ended June 30, 1996, cash provided by operating activities was $5,549,626 as compared to $4,208,048 for the year ended June 30, 1995. The $1,341,578 increase was primarily due to net income of $1,746,808 for the year ended June 30, 1996, depreciation and amortization of $3,406,986 on the facilities, provisions for bad debts of $3,423,117 on accounts receivable and increases in accounts payable and accrued expenses of $9,964,620 due to the addition of twenty eight facilities for the year ended June 30, 1996. Cash used in operating activities was primarily due to the increase in accounts receivable of $10,672,485 due to the addition of twenty eight facilities for the year ended June 30, 1996 and increases in inventories of $2,245,194 on the nursing facilities and Contour Medical Supply, Inc.

         Cash used in investing activities during the year ended June 30, 1996, was $44,981,326. The expenditures primarily related to purchases of property and equipment of $12,490,298 and acquisitions of facilities of $21,938,513. On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling 74.25% interest, in Encore Partners, L.P. in exchange for a capital contribution to Encore of $3.5 million. Encore owns three assisted living/independent living and two long-term care facilities. The acquisition was accounted under the purchase method of accounting. Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners. On February 27, 1996, the Company purchased a thirty six unit assisted living/independent living facility from individuals who are officers and directors of the Company. The Purchase price was $2,000,000 and was financed with $400,000 from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust. The Company issued notes receivable and advances of $8,935,677 to Gordon Jensen Health Care Association, Inc., Winter Haven Homes, Inc., Southeastern Cottages, Inc., National Assistance Bureau, Inc., Chamber Health Care Society, Inc., and Senior Care, Inc. all owned or controlled by individuals who are officers and directors of the Company. The notes receivable bore interest at 12% and were paid in full in 1997. The advances were due on demand and were paid in full in 1997. The Company funded an additional $4,720,047 in restricted bond funds used for debt service reserve requirements, semi-annual principal and interest payments and project funds for facilities under construction or renovation. Cash provided by investment activities was primarily the repayment of a $2,200,000 note receivable from an unrelated third-party.


         Cash provided by financing activities during the year ended June 30, 1996, totaled $34,269,880. Sources of cash included proceeds of $9,300,000 from the issuance of 1,000,000 shares of $10.00 Series E Convertible Preferred Stock which were sold in an offering to foreign investors in April, 1996. Holders of the Series E Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E Preferred Stock are convertible into shares of common stock at a conversion price of $11.55 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00). At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series E Preferred Stock multiplied by 8% annum from the date of issuance divided by the applicable conversion price. Sources of cash also included proceeds from stock options and warrants exercised of $559,593, and proceeds from long-term debt and lines of credit of $35,329,244. The Company's net borrowing from lines of credit was $3,556,535, with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings at June 30, 1996 was $5,075,000. The Company incurred long-term debt of approximately $31 million, due through 2025, with interest rates ranging from 6.75% to 11.28%. In connection with bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1996, the Company was in violation of several of these covenants creating a technical default on approximately $14 million of bond indentures. These violations included the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of these facilities. The Company is also delinquent with regard to approximately $800,000 of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not foresee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion. Cash used in financing activities primarily consisted of $9,443,626 in payments of long-term debt, $600,000 in redemption of Series AA Preferred Stock, $274,040 in purchases of treasury stock, and $270,000 for dividends on preferred stock.


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


         In the event the merger with Sun does not take place, management's plans include a complete reorganization of operations of the Company and Contour. With respect to the Company, this reorganization plan would include new personnel to implement increased census and develop and implement ancillary businesses (e.g., pharmacy and therapy). A comprehensive plan is being developed to implement these changes, if necessary. The personnel for this plan have been identified and could be immediately available. The funds needed to implement this plan would be provided from a new line of credit, sale and lease-back transactions for certain identified properties of the Company, as well as refinancing of other of the Company's targeted facilities.


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

                                    PART III


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


         The agreements to provide management and accounting services to the affiliated entities are for periods of three to five years but are cancelable upon 60 days' notice by either party. The agreements provide for monthly fees ranging from $2,000 to $28,000 per facility and expire at various times between 1999 to 2002. During the fiscal year ended June 30, 1997, these agreements resulted in revenue to the Company of $2,212,500.

         The Company currently manages eight facilities owned or controlled by affiliates of the Company, and as part of its duties, the Company also manages the cash and pays the bills for the facilities. In doing so, the Company maintains a cash management system where the deposits of all properties are swept into an investment account daily. The Company is not obligated by its management agreements with such affiliates to advance working capital to such affiliated entities, but the Company has and will continue to advance such
working capital to such affiliated entities when necessary.   At June 30, 1996,
aggregate amounts were due from the following entities: Winter Haven - $8,887,833; Gordon Jensen - $2,982,975; SCI - $679,144; NAB - $1,326,391;
Chamber - $336,857; Senior Care - $84,095; and other affiliates - $19,366. Subsequent to June 30, 1996, entities controlled by Winter Haven assumed the liabilities of NAB, SCI, Chamber and Senior Care.

                         Monthly                Management                   Management
                         Management             Fee Payable at               Agreement           Renewal
"Facility                Fee                    June 30, 1997                Expiration          Provisions
 --------                ----------             --------------               ----------          ----------
Midway Health
   Care Center             24,000                    24,000                     12/00            Three year
                                                                                                 automatic unless
                                                                                                 cancelled
Summers Landing -
   Vidalia                  2,000                     2,000                     06/01            No renewal
                                                                                                 provision
New Beginnings
   Health &
   Rehabilitation          28,000                    28,000                     12/00            Three year
                                                                                                 automatic unless
                                                                                                 cancelled
Summers Landing -
   Lynn Haven               2,000                     2,000                     01/99            One year
                                                                                                 automatic unless
                                                                                                 cancelled
Renaissance of
   Sanford                 15,000                    15,000                     07/02            No renewal
                                                                                                 provision
Marshall C. Voss
   Health Care             14,000                    14,000                     07/01            Three year
                                                                                                 automatic unless
                                                                                                 cancelled
Parkway Health
   & Rehabilitation         4,000                     4,000                     03/00            No renewal
                                                                                                 provision
Sea Breeze
   Health Care             12,000                    12,000                     07/00            Three year
                                                                                                 automatic unless
                                                                                                 cancelled"


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


         On September 27, 1996, Gordon Jensen transferred 399,426 shares of the Company's Common Stock to the Company with a fair market value of $3,000,000 in exchange for the cancellation of its debt totaling $2,982,000. The Company subsequently retired these shares. These shares were loaned to Gordon Jensen by Edward E. Lane, Chris Brogdon and Connie Brogdon. Gordon Jensen must repay the debt with either stock or cash within five years.

         In February 1996, the Company purchased a 36-unit retirement facility known as Summers Landing-Cordele, from Gordon Jensen. The purchase price for the facility was $2,000,000, $400,000 of which was paid in cash by the Company and the balance of which was financed through a $1,600,000 mortgage loan from an unrelated third party real estate investment trust.



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

         On September 1, 1996, the Company leased the 58-unit Summer's Landing-Douglas facility from Gordon Jensen. The Company paid $300,000 to Gordon Jensen on execution of the lease and is paying the debt service on an existing mortgage each month during the first year. During year two, there will be an additional payment of $500 per month; in year three - $750 per month; in year four - $1,000 per month; and in year five (and any extension of the lease) - $1,250 per month. The lease is for an initial term of five years, but the Company may extend the lease for additional terms of five years each. As of June 30, 1997, the Company has paid a total of $260,000 in lease payments for such facility.

         The Company has guaranteed the debts of two facilities owned by Winter Haven totaling approximately $6,000,000. The Company has management agreements on these facilities which expire in 2000.

         On September 30, 1996, the Company leased the 101-unit (with 28 additional units under construction) retirement facility known as The Renaissance - Titusville in Titusville, Florida from a partnership controlled by Winter Haven for a period of 10 years. The Company has the right to extend the lease for an additional five year term. The Company paid Winter Haven $1,500,000 on execution of the lease, and will pay monthly rent equal to 1.1 times the debt service requirements on the facility. For the purposes of this calculation, the principal debt will not exceed $6,000,000. As of June 30, 1997, the Company has paid a total of $387,000 in lease payments for such facility.

         During the year ended June 30, 1997, the Company entered into leases on eight facilities with Retirement Group, L.L.C., the owner of these facilities. Retirement Group, L.L.C. is owned 41.1% by an entity controlled by Edward E. Lane; 41.8% by Chris Brogdon and his wife, Connie Brogdon; 10.0% by Winter Haven Homes; 3.5% by Darrell C. Tucker; and 3.6% by James J. Andrews, an officer of a subsidiary of the Company. Each of these leases are for an initial term of ten
(10) years, with the Company having the right to extend each lease for an initial five (5) year term. The amount of the rent payment under each lease is equal to 110% of the principal and interest that Retirement Group, L.L.C. is required to pay to the lenders of the respective properties. During the fiscal year ended June 30, 1997, $1,355,217 was paid to Retirement Group, L.L.C. under these leases. All lease terms with affiliated entities of the Company are comparable to terms that could be obtained in an arms' length negotiation with independent third parties.

         As of June 30, 1997, the Company has guaranteed debt in the amount of approximately $30,000,000 related to eight facilities owned by affiliates and leased by the Company. The debt is collateralized by such facilities, bears interest at rates ranging from approximately 10% to 11.5% and matures at various times through 2007.

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

10.39       Form of Promissory Note         Filed herewith electronically
            ($5,000,000) by
            Retirement Management
            Corporation and Capitol
            Care Management Company,
            Inc. to Sun Healthcare
            Group, Inc. dated July
            10, 1997

10.40       Form of Subsidiary              Filed herewith electronically
            Guaranty dated July 10,
            1997

10.41       Form of Subsidiary Pledge       Filed herewith electronically
            Agreement dated July 10,
            1997

10.42       Form of Security Agreement      Filed herewith electronically
            by Retirement Care Associates,
            Inc. dated July 10, 1997

10.43       Form of Security Agreement      Filed herewith electronically
            by Capitol Care Management
            company, Inc. in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.44       Form of Subsidiary Security     Filed herewith electronically
            Agreement dated July 10,
            1997

10.45       Form of Subsidiary              Filed herewith electronically
            Guaranty dated July 10,
            1997

10.46       Form of Pledge Agreement by     Filed herewith electronically
            Capitol Care Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.47       Form of Security Agreement      Filed herewith electronically
            by Retirement Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.48       Form of Amended and Restated    Filed herewith electronically
            Promissory Note ($9,750,000)
            by Retirement Management
            Corporation and Capitol Care
            Managment Company, Inc. to
            Sun Healthcare Group, Inc.
            dated as of July 10, 1997

10.49       Form of Pledge of Agreement     Filed herewith electronically
            by Retirement Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated as of July 10, 1997

10.50       Form of Amended and Restated    Filed herewith electronically
            Pledge Agreement by
            Retirement Care Associates,
            Inc. in favor of Sun
            Healthcare Group, Inc.
            dated as of July 10, 1997

10.51       Form of Agreement to Provide    Filed herewith electronically
            Management Services to Long
            Term Care Facilities dated
            July 15, 1997

16          Letter re Change in             Incorporated by reference
            Certifying Accountant           to Exhibit 16.1 to the
                                            Company's Current Report on
                                            Form 8-K/A dated as of
                                            August 14, 1997

21          Subsidiaries of the             *
            Registrant

23.1        Consent of Cherry, Bekaert &    Filed herewith electronically
            Holland, L.L.P.                 (See Item 14(a)1. hereof)

23.2        Consent of BDO Seidman, LLP     Filed herewith electronically
                                            (See Item 14(a)1. hereof)

27          Financial Data Schedule         *

--------------------
* Previously filed


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

3. RELATED PARTY TRANSACTIONS:


     The Company provides management and administrative services for eight facilities in addition to leasing twelve facilities, all owned by affiliates. These affiliates are owned and controlled by two individuals who are officers and directors of the Company.

The management and administrative services to affiliate facilities are provided pursuant to agreements which have three to five year terms and are cancelable with sixty days written notice by either party. The agreements provided for monthly fees ranging from $2,000 to $28,000 per facility and expire through 2002. Revenue from these management services totaled $1,993,000, $3,472,900 and $3,517,500 for the years ended June 30, 1997, 1996 and 1995, respectively.


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


The increase in the allowance for doubtful accounts of Contour reflects an adjustment to the purchase price allocation for Contour's acquisition of Atlantic Medical and its subsidiaries. The adjustment was required to reduce acquired trade receivables, principally due from Medicare and Medicaid, to their net realizable value.


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


The Company has issued Class A warrants in connection with a private offering and Class B and Class C warrants in connection with an offer to Class A warrant holders to convert their warrants. The Class A and Class C warrants are exercisable at $1.00 per warrant, the Class B warrants are exercisable at $6.00 per warrant. At any time during the period the warrants are exercisable, the Company may redeem the warrants at $.05 per warrant upon 45 days written notice in the event certain listing and registration requirements are achieved, and the closing bid price of the common stock exceeds $7.00 per share for the Class A and Class C Warrants, and $10.00 per share for the Class B Warrants, for 20 of 30 consecutive trading days. During the year ended June 30, 1997, Class A Warrants were exercised to purchase approximately 136,180 shares of common stock and Class C Warrants were exercised to purchase approximately 8,692 shares of common stock. As of June 30, 1997, there were Class A warrants outstanding which entitle the holders to purchase 101,581 shares of common stock, Class B warrants outstanding which entitle the holders to purchase 426,432 shares of common stock and Class C Warrants outstanding which entitle the holders to purchase 186,956 shares of common stock.


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

Additional provision for uncollectible accounts                                                     $1,705,000
Additional accrual for claims incurred, but not
 reported for self-insured worker's compen-
 sation and health care                                                                              3,400,000
Accrual for compensated absences                                                                       300,000
Adjustment of previously recorded inventory                                                            809,219
Adjustment to lease expense                                                                            530,000
                                                                                                     6,744,219
Less:
Adjustment to income taxes                                                                          (2,921,219)

Decrease in net income                                                                              $3,823,000

Decrease in net income per share                                                                    $      .34



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

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: March 11, 1998

                                      By:  /s/ Darrell C. Tucker
                                         ---------------------------------
                                         Darrell C. Tucker, Treasurer