Form 10-Q/A
period 1997-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-03-11
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A



                                Amendment No. 1


             (Amending Part I - Items 1 and 2 and Part II - Item 1)


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

           6000 Lake Forrest Drive, Suite 200, Atlanta, Georgia 30328
                    (Address of Principal Executive Offices)

                               (404) 255-7500
              (Registrant's Telephone Number, Including Area Code)

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

                                     INDEX

                                                                      Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction. . . . . . . . . . . . . . . . . . . .       3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               September 30, 1997 and September 30, 1996 . . . . .       4

               Consolidated Balance Sheets - (Unaudited)
               September 30, 1997 and (Audited) June 30, 1997. . .     5 - 6

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended September 30,
               1997 and September 30, 1996. . . .. . . . . . . . .       7

               Notes to Consolidated Financial
               Statements (Unaudited). . . . . . . . . . . . . . .     8 - 9

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition . . . . . . . . . . . . . . . . . . . . .    10 - 12

PART II.  OTHER INFORMATION.

  Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . ..       12


               Signatures. . . . . . . . . . . . . . . . . . . . .       13


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

               INTRODUCTION  -  CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, all adjustments, which were of a normal recurring nature, necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented have been included. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Amended Form 10-K/A, Retirement Care Associates, Inc. (the "Company") for the fiscal year ended June 30, 1997, File No. 1-14114.

The Company has restated its financial information for periods commencing June 30, 1996 through the nine months ended March 31, 1997, as reflected in the Company's Quarterly Reports on Forms 10-Q/A for the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997. Adjustments and reclassifications were necessary to correct entries relating to (i) receivables due from third-party payors, (ii) the Company's inventory for such periods,
(iii) provisions for doubtful accounts, (iv) provisions for contractual allowances for third-party payors, (v) provisions for accrued liabilities, and
(vi) pre-recorded operating leases (collectively, the "Restated Entries").

Certain statements in this Form 10-Q/A are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for reform; the ability to enter into lease and management contracts and arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.


The financial information included in this report has been prepared by the Company, without audit, and should not be relied upon to the same extent as audited financial statements.

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                             September 30,    September 30,
                                                 1997             1996
REVENUES

Patient service revenue                      $ 66,455,791     $ 41,974,970
Medical supply revenue                         12,036,835       11,306,195
Management fee revenue:
  From affiliates                                 391,501          796,500
  From others                                      48,036          137,546
Other operating revenue                           490,589          957,404

                                               79,422,752       55,172,615
EXPENSES

Cost of patient services                       49,369,697       31,905,623
Cost of medical supplies sold                   8,620,525        7,667,200
Lease expense                                   5,232,503        3,026,791
General and administrative                     13,962,512        9,501,727
Depreciation and amortization                   1,592,006        1,118,462
Interest                                        3,981,289        2,397,636
Provision for bad debt                                 --        1,020,000

                                               82,758,532       56,637,439

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                             (3,335,780)      (1,464,824)

Minority interest                                 (91,500)          80,000

(Loss) before income taxes                     (3,427,280)      (1,384,824)

Income tax (benefit)                           (1,340,000)        (345,000)

NET (LOSS)                                    ($2,087,280)     ($1,039,824)

Preferred stock dividends                          45,000          744,806

(Loss) applicable to common stock              (2,132,280)      (1,784,630)

NET (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE                                   (.15)            (.14)

WEIGHTED AVERAGE SHARES OUTSTANDING            14,671,059       13,075,978

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1997 AND AUDITED AT JUNE 30, 1997

                                                Unaudited        Audited
                                               September 30,     June 30,
                                                   1997            1997
ASSETS
CURRENT

Cash and cash equivalents                      $  2,881,066   $  3,637,878
Accounts receivable                              49,644,721     40,391,377
Inventory                                         7,410,521      7,255,289
Deferred tax asset                                4,553,568      4,408,733
Income tax receivables                            5,065,431      4,065,431
Note and accrued interest receivable                 75,000         75,000
Restricted Bond Fund                              4,720,000      3,068,276
Prepaid expenses and other                        1,281,152      2,009,467

Total current assets                             75,631,459     64,911,451

PROPERTY AND EQUIPMENT                          152,676,366    150,492,221

OTHER ASSETS

Marketable equity securities                                           ---
Investments in unconsolidated affiliates            793,433        734,514
Deferred lease and loan costs                    12,841,634     13,065,759
Goodwill                                         16,231,979     16,357,532
Advances due from non-affiliates                  1,276,158      1,421,405
Advances due from affiliates                      2,904,098      1,411,379
Restricted bond funds                             4,515,609      3,689,969
Other assets                                      3,002,224      3,286,736

Total other assets                               41,565,135     39,967,294

                                               $269,872,960   $255,370,966

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

                        RETIREMENT CARE ASSOCIATES, INC.
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                September 30,  September 30,
                                                    1997           1996
OPERATING ACTIVITIES
Net income (loss)                               $ (2,087,280)  $ (1,039,824)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    1,592,006      1,118,462
  Provision for bad debts                                 --      1,020,000
  Amortization of deferred gain                      (10,000)      (160,000)
  Minority interest                                   91,500        (80,000)
  Deferred income taxes                             (144,835)       230,359
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                             (9,253,344)    (9,287,819)
  Inventory                                         (155,232)    (3,533,039)
  Prepaid expense and other assets                 1,012,827     (2,022,759)
  Accounts payable and accrued expenses            5,978,308      8,922,127
  Increase in deferred lease and loan costs                              --

Cash (used in) operating activities               (2,976,050)    (4,832,493)

INVESTING ACTIVITIES
Purchase of property and equipment                (3,426,473)   (32,703,818)
Issuance of advances to affiliates                (1,861,009)    14,793,832
Investment in and advances to Atrium Ltd.                                --
Restricted bond funds                             (2,477,364)       932,079
Changes in marketable equity securities                                  --
Change in receivable                                               (161,250)
Deferred lease cost                                              (2,169,941)
Investment in unconsolidated subsidiaries            (58,919)       (48,494)

Cash (used in) investing activities               (7,823,765)   (19,357,592)

FINANCING ACTIVITIES
Dividends on preferred stock                         (45,000)       (60,000)
Net proceeds from issuance of:
  Line of credit                                   3,418,964     (3,556,535)
  Common stock                                     1,503,081             --
  Long-term debt                                   5,662,742     27,776,507
  Preferred Stock                                         --      6,598,181
  Payments on long-term debt                        (496,784)      (444,250)
  Purchase and retirement of common stock                 --     (3,098,004)

Cash provided by financing activities             10,043,003     27,215,899

Net increase (decrease) in cash and
  cash equivalents                                  (756,812)     3,025,814

Cash and cash equivalents, beginning of year       3,637,878         45,365

Cash and cash equivalents, end of year          $  2,881,066   $  3,071,179

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:   BASIS OF PRESENTATION


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Amended Form 10-K/A for the fiscal year ended June 30, 1997, File No 1-14114.


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

               RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5:   ADVANCES TO AFFILIATES

At September 30, 1997 and June 30, 1997, the Company had notes and advances to
(from) affiliates totaling approximately ($1,939,267) and $66,991, respectively, due on demand.


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


The terms of the note payable to Sun Healthcare Group, Inc. ("Sun") of $9,750,000, due July 10, 1997, were amended to: (i) increase the applicable interest rate from 9.0% to 11.0% per annum; (ii) extend the maturity date to the close of business on the 120th day after the termination or consummation of the Company's agreement to merge with Sun; and (iii) replace the collateral securing the loan with a second lien on all of the Company's accounts receivable. The note payable is unconditionally and irrevocably guaranteed by two officers and directors of the Company.

On July 15, 1997, Sun loaned the Company an additional $5,000,000, for working capital purposes. The loan is secured by a second lien on all of the Company's accounts receivable, bears interest at the rate of 12.0% per annum, and matures on the close of business on the 120th day after the termination or consumation of the Company's agreement to merge with Sun. The note payable is unconditionally and irrovacably guaranteed by two officers and directors of the Company.



NOTE 7:   MANAGEMENT AGREEMENT

On July 15, 1997, the Company and Sun entered into a management agreement pursuant to which Sun agreed to provide management, consulting, and advisory services to sixteen long-term care facilities the Company operates in Virginia and North Carolina. As payment for providing such services, Sun will receive a monthly management fee equal to seven percent of the gross revenues of the facilities. The agreement also authorizes Sun to cause its therapy services and pharmaceutical subsidiaries to provide such ancillary services to the facilities at costs not in excess of those that would be charged to the Company by an unrelated third party in an arms'-length transaction. The Company has agreed to indemnify Sun with respect to any investigations, actions or proceedings on the part of regulatory authorities regarding the facilities. The management agreement will terminate on the earlier of the consummation of the merger with Sun, the repayment of a $5,000,000 loan from Sun, or 120 days after the termination of the merger agreement with Sun.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has assessed taxes, penalties and interest in connection with the alleged underpayment of approximately $1.2 million. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. On advise of counsel handling the matter, the Company has estimated and accrued in the accompanying financial statements amounts for ultimate settlement of this dispute, and has recorded an accrual of $400,000 for the ultimate settlement thereof. Further, the Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.


The Company's total revenues for the three months ended September 30, 1997, were $79,422,752 compared to $55,172,615 for the three months ended September 30, 1996. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $41,974,970 for the quarter ended September 30, 1996, to $66,455,791 for the quarter ended September 30, 1997. The Company was operating 100 facilities for the quarter ended September 30, 1997, compared to 75 for the quarter ended September 30, 1996. The cost of patient services in the amount of $49,369,697 for the quarter ended September 30, 1997, represented 74% of patient service revenue, as compared to $31,905,623, or 76%, of patient service revenue during the quarter ended September 30, 1996. The decrease in the percentage of patient service revenue compared to cost of patient services of 2% is attributed to increased control over facility payroll costs, controllable costs such as supplies and reductions in corporate staff due to attrition from the proposed merger to Sun Healthcare Group, Inc.

Medical supply revenue increased from $11,306,195 during the quarter ended September 30, 1996, to $12,036,835 during the quarter ended September 30, 1997. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, increased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue increased to approximately 72% during the quarter ended September 30, 1997, as compared to approximately 68% of such revenue during the same period last year. The increased percentage is primarily a result of increases in the cost of products sold and increased competition in the medical supply industry, which has decreased the sales prices of most products.

Management fees decreased from $934,046 in the quarter ended September 30, 1996 to $439,537 in the quarter ended September 30, 1997. As of September 30, 1996, the Company was managing 20 facilities, and as of September 30, 1997, the Company was only managing 9 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company leased three long-term facilities and four assisted living/independent facilities and purchased two assisted living/independent living facilities from Messrs. Brogdon and Lane. Two third-party assisted living/independent living facilities cancelled their management contracts with the Company. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.


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


Most of the revenue from the management services division of the Company's business is received pursuant to management agreements with entities controlled by Messrs. Brogdon and Lane, two of the Company's officers and directors. These management agreements have three to five year terms and are terminable on 60 days notice with or without cause by either the Company or the owners. Therefore, Messrs. Brogdon and Lane have full control over whether or not these management agreements, and thus the management service revenue, continue in the future.

Other operating revenue decreased from $957,404 during the quarter ended September 30, 1996, to $490,589 during the quarter ended September 30, 1997. The decrease was primarily a result of one-time referral fees of $300,000 received from a building contractor, and approximately $180,000 in interest income included in the September 30, 1996 amounts.


Lease expense increased from $3,026,791 for the quarter ended September 30, 1996, to $5,232,503 for the quarter ended September 30, 1997. This increase is primarily attributable to the increased number of facilities that the Company has leased.


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


The net loss of $2,087,280 for the quarter ended September 30, 1997, compares to a net loss of $1,039,824 for the quarter ended September 30, 1996. The increased loss is attributable to a deterioration in the Company's operations as a result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, and costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems).


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1997, the Company had a deficit of $14,924,795 in working capital compared to a deficit of $10,489,285 at June 30, 1997. The Company is increasing it efforts to reduce the increasing working capital deficit by concentrating it resources on collecting current and delinquent accounts receivable, improving the operations of the facilities through better budget management and analysis, and possible refinancing of selected facilities.

During the quarter ended September 30, 1997, cash used by operating activities was $2,976,050 as compared to $4,832,493 during the quarter ended September 30, 1996. The cash used during the current period was primarily due to the net loss of $2,087,280 for the quarter ended September 30, 1997, increases in accounts receivable of $9,253,344 due to the increase in facilities operated by the Company. Cash provided by operating activities was primarily attributed to depreciation and amortization of $1,592,006 on the facilities, decreases in prepaid expenses and other of $1,012,827, and increases in accounts payable and accrued expenses of $5,978,308 due to the increase in facilities operated by the Company.

Cash flows used in investing activities during the quarter ended September 30, 1997, totaled $7,823,765 as compared to $19,357,592 during the quarter ended September 30, 1996. During the current period, the Company expended $3,426,473 on the purchase of property and equipment paid $1,861,009 and $2,477,364 on advances to affiliated companies controlled by Messrs. Brogdon and Lane and restricted bond funds on facilities, respectively. The advances are due on demand.

Cash provided by financing activities during the quarter ended September 30, 1997, totaled $10,043,003 as compared to $27,215,899 during the same period last year. During the current period the Company received $1,503,081 from the exercise of common stock options and the placement of $5,662,742 in long-term debt, including the $5 million loan from Sun Healthcare Group, Inc. and $3,418,964 from a line of credit.


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


          Since the Form 10-K was filed one additional class action was filed against the Company similar to the nine class actions disclosed in the Form 10-K. This suit was titled TP HOLDING ON BEHALF OF ITSELF AND ALL OTHERS SIMILARY SITUATED, PLAINTIFF V. RETIREMENT CARE ASSOCIATES, INC., CHRIS BROGDON, DARRELL C. TUCKER, JULIAN S. DALEY AND HARLAN MATTHEWS, DEFENDANTS. This class action complaint was filed on October 24, 1997 in the United States District Court, Northern District of Georgia, Atlanta Division , Civil Action No. 1: 97-CV-3228. The complaint alleges that the Company and certain of its officers and directors misrepresented the results of the Company's operations and concealed adverse material information concerning the operations, finances, financial condition, products, inventories, results of operations and future business prospects of the Company in its quarterly reports, filings with the Securities and Exchange Commission, press releases and presentations to securities analysts. The compliant does not specify the amount of damages sought.


          The class action filed by Panhai Shah against the Company in the Central District of California was dismissed and refiled in the Northern District of Georgia as Civil Action No. 1:97-CV-3192.


          In the lawsuit filed by Theratx Inc. against the Company, the Company filed a motion for a summary judgment and lost on October 14, 1997. A notice of appeal has been filed in the Georgia Court of Appeals. The appeal has not been docketed, no formal pleadings have been filed and the issues regarding the appeal have not been framed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RETIREMENT CARE ASSOCIATES, INC.

DATED: March 11, 1998             By: /s/ Darrell C. Tucker
                                      ----------------------------
                                      Darrell C. Tucker, Treasurer