Form 10-Q/A
period 1997-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-03-11
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                Amendment No. 1
                       (Amending Part I - Items 1 and 2)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1997

                           Commission File No. 1-14114


                        RETIREMENT CARE ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Colorado                                    43-1441789
------------------------------              -----------------------------------
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

                   RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES
                FORM 10-Q/A FOR THE QUARTER ENDED DECEMBER 31, 1997


                                      INDEX


                                                                         Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction .....................................        3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               December 31, 1997 and December 31, 1996 ..........        4

               Consolidated Statements of Operations
               (Unaudited) - Six Months Ended
               December 31, 1997 and December 31, 1996 ..........        5

               Consolidated Balance Sheets - (Unaudited)
               December 31, 1997 and (Audited) June 30, 1997 ....        6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended December 31,
               1997 and December 31, 1996 .......................        8

               Notes to Consolidated Financial
               Statements (Unaudited) ...........................        9 - 10

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition ........................................       11 - 14

PART II.       OTHER INFORMATION.

  Item 6.      Exhibits and Reports on Form 8-K..................       15

               Signatures .......................................       16

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

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                               December 31,        December 31,
                                                   1997                1996
REVENUES
Patient service revenue                        $ 68,873,798        $ 47,950,464
Medical supply revenue                           10,320,899          11,471,114
Management fee revenue:
  From affiliates                                   391,500             446,334
  From others                                       138,406             112,241
Other operating revenue                             410,684           1,228,305
                                                 80,135,287          61,208,458
EXPENSES
Cost of patient services                         49,206,128          33,415,634
Cost of medical supplies sold                     6,914,317           7,666,277
Lease expense                                     5,645,121           2,988,406
General and administrative                       14,273,113          12,393,814
Depreciation and amortization                     1,780,825           1,394,664
Interest                                          4,169,927           2,753,971
Provision for bad debt                              380,891             989,000
                                                 82,370,322          61,601,766

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                               (2,235,035)           (393,308)

Minority interest                                   (33,500)            (93,500)

(Loss) before income taxes
  and extraordinary item                         (2,268,535)           (486,808)

Income tax (benefit)                                     --            (115,000)

(Loss) before extraordinary item                 (2,268,535)           (371,808)

Extraordinary item, less applicable
  income taxes                                           --            (490,000)

NET (LOSS)                                       (2,268,535)           (861,808)

Preferred stock dividends                            30,000           1,401,971

(Loss) applicable to
  common stock                                   (2,298,535)         (2,263,779)

Basic and diluted (loss) per common
  share before extraordinary item                      (.15)               (.13)

BASIC AND DILUTED NET (LOSS) PER
  COMMON SHARE                                         (.15)               (.17)

WEIGHTED AVERAGE SHARES OUTSTANDING              14,770,938          13,301,109

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                               December 31,        December 31,
                                                   1997                1996
REVENUES
Patient service revenue                       $ 135,329,589       $  89,925,434
Medical supply revenue                           22,357,734          22,777,309
Management fee revenue:
  From affiliates                                   783,000           1,252,501
  From others                                       186,443             240,120
Other operating revenue                             901,273           2,185,709
                                                159,558,039         116,381,073
EXPENSES
Cost of patient services                         98,575,825          65,321,257
Cost of medical supplies sold                    15,534,842          15,333,477
Lease expense                                    10,877,624           6,015,197
General and administrative                       28,235,625          21,895,541
Depreciation and amortization                     3,372,831           2,513,126
Interest                                          8,151,216           5,151,607
Provision for bad debt                              380,891           2,009,000
                                                165,128,854         118,239,205

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                               (5,570,815)         (1,858,132)

Minority interest                                  (125,000)            (13,500)

(Loss) before income taxes
  and extraordinary item                         (5,695,815)         (1,871,632)

Income tax (benefit)                             (1,340,000)           (460,000)

(Loss) before extraordinary item                 (4,355,815)         (1,411,632)

Extraordinary item, less applicable
  income taxes                                           --            (490,000)

NET (LOSS)                                       (4,355,815)         (1,901,632)

Preferred stock dividends                            75,000           2,146,777

(Loss) applicable to
  common stock                                   (4,430,815)         (4,048,409)

Basic and diluted (loss) per common
  share before extraordinary item                      (.30)               (.27)

BASIC AND DILUTED NET (LOSS) PER
  COMMON SHARE                                         (.30)               (.31)

WEIGHTED AVERAGE SHARES OUTSTANDING              14,720,998          13,188,523

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                 December 31, 1997 AND AUDITED AT JUNE 30, 1997

                                                   Unaudited          Audited
                                                  December 31,        June 30,
                                                      1997              1997
ASSETS

CURRENT
Cash and cash equivalents                         $ 11,663,691      $  3,637,878
Accounts receivable                                 51,646,999        40,391,377
Inventory                                           10,650,558         7,255,289
Deferred tax asset                                   4,553,568         4,408,733
Income tax receivables                               5,065,431         4,065,431
Note and accrued interest receivable                    75,000            75,000
Restricted Bond Fund                                 6,232,411         3,068,276
Prepaid expenses and other                             712,699         2,009,467

Total current assets                                90,600,357        64,911,451

PROPERTY AND EQUIPMENT                             160,015,560       150,492,221

OTHER ASSETS
Investments in unconsolidated affiliates               793,433           734,514
Deferred lease and loan costs                       13,101,975        13,065,759
Goodwill                                            16,106,995        16,357,532
Advances due from non-affiliates                     1,181,251         1,421,405
Advances due from affiliates                         5,429,584         1,411,379
Restricted bond funds                                3,940,000         3,689,969
Other assets                                         3,243,053         3,286,736

Total other assets                                  43,796,291        39,967,294

                                                  $294,412,208      $255,370,966

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 1997 AND AUDITED AT JUNE 30, 1997

                                                  Unaudited          Audited
                                                 December 31,        June 30,
                                                     1997              1997
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                                 $  27,331,732     $   9,935,036
Current maturities of long-term debt               17,063,115        11,454,059
Loans payable to affiliates                                --         1,478,368
Accounts payable                                   47,584,501        34,076,015
Accrued expenses                                   18,965,412        18,417,258
Deferred gain                                          40,000            40,000

Total current liabilities                         110,984,760        75,400,736

Deferred gain                                         161,370           181,370
Deferred income taxes                               1,098,929         1,098,929
Long-term debt and capitalized leases,
 less current maturities                          148,532,538       141,674,131

Minority interest                                   4,552,509         4,520,953

Redeemable convertible preferred stock              1,200,000         1,800,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 14,749,441
 and 14,489,888 shares outstanding                      1,479             1,450
 Preferred stock                                    2,786,000         3,250,000
 Additional paid-in capital                        45,881,658        43,799,617
 Retained earnings                                (20,787,035)      (16,356,220)

Total shareholders' equity                         27,882,102        30,694,847

Total liabilities and shareholders' equity        294,412,208     $ 255,370,966

                        RETIREMENT CARE ASSOCIATES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                  December 31,     December 31,
                                                      1997             1996
OPERATING ACTIVITIES
Net income (loss)                                 $ (4,355,815)    $ (1,901,632)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                      3,372,831        2,513,126
  Provision for bad debts                              380,891        2,009,000
  Amortization of deferred gain                        (20,000)        (170,000)
  Minority interest                                    125,000           13,500
  Deferred income taxes                               (144,835)        (729,641)
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                              (11,636,513)     (16,300,244)
  Inventory                                         (3,395,269)      (3,674,172)
  Prepaid expense and other assets                   1,340,451       (1,793,658)
  Accounts payable and accrued expenses             13,056,640        8,893,973
  Increase in deferred lease and loan costs         (2,947,195)

Cash (used in) operating activities                 (1,276,619)     (14,086,943)

INVESTING ACTIVITIES
Purchase of property and equipment                 (11,788,087)     (39,437,345)
Issuance of advances to affiliates                  (5,256,419)      14,316,661
Investment in unconsolidated subsidiaries              (58,919)
Restricted bond funds                               (3,414,166)      (4,056,194)
Changes in marketable equity securities             (1,067,748)
Change in receivable                                  (957,935)
Deferred loan and lease cost                          (893,762)
Investment in unconsolidated subsidiaries             (148,449)

Cash (used in) investing activities                (21,411,353)     (31,351,010)

FINANCING ACTIVITIES
Dividends on preferred stock                           (75,000)        (105,000)
Redemption of preferred stock                         (600,000)        (600,000)
Net proceeds from issuance of:
  Line of credit                                    17,396,696        3,759,182
  Common stock                                       1,988,626           70,676
  Long-term debt                                    13,927,633       38,324,959
  Preferred Stock                                     (464,000)       9,340,000
  Payments on long-term debt                        (1,460,170)      (1,267,894)
  Purchase and retirement of common stock           (3,800,411)
Cash provided by financing activities               30,713,785       45,721,512
Net increase in cash and
  cash equivalents                                   8,025,813          283,559
Cash and cash equivalents, beginning of year         3,637,878           45,365
Cash and cash equivalents, end of year            $ 11,663,691     $    328,924

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


In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 essentially replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS calculation. The Company will comply with the disclosure requirements of SFAS No. 128 commencing with its December 31, 1997 Form 10-Q.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There currently are no additional disclosures in the financial statements of the Company that are expected to be required by the provisions of this statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments of their business in annual financial statements and requires segment information in quarterly reports to shareholders. SFAS 131 also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined what additional disclosures may be required by the provisions of SFAS 131.


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

NOTE 5:  ADVANCES TO AFFILIATES

At December 31, 1997 and June 30, 1997, the Company had advances to
(from) affiliates totaling approximately ($5,429,584) and $66,991, respectively, and are due on demand.


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


On December 15, 1997, HCFP Funding, Inc. ("HCFP"), the Company and certain subsidiaries of the Company entered into a loan and security agreement, pursuant to which HCFP granted to the Company a $14 million revolving line of credit (the "HCFP Loan"). The HCFP Loan is secured by a priority lien on all of the Company's accounts receivable and bears interest at a rate of prime plus 2%. The outstanding principal and interest under the HCFP Loan are due on December 15, 2001, and the HCFP Loan may be renewed for one-year periods thereafter upon the mutual written agreement of the parties.

NOTE 7:  ANCILLARY SERVICE AGREEMENTS

The Company has entered into various agreements with Sun Healthcare Group, Inc. ("Sun") to provide ancillary services such as therapy services and pharmaceutical services to the Company's long-term care facilities. The agreements provided for the Company to cause all of its facilities to promptly take all reasonable action, including, without limitation, terminating existing contracts with other providers of ancillary services in accordance with the terms thereof, and to cause all facilities to begin receiving all of their required ancillary services from Sun or Sun's affiliates as soon as practicable after November 25, 1997. The Company is notifying all existing ancillary service providers of the termination of services and expects to receive all such services from Sun by February 1998. The agreements may not be terminated until 14 days after the termination of the merger agreement with Sun, at which time either party may freely terminate.

NOTE 8:  EARNINGS PER SHARE

The Company and its subsidiaries have adopted the provisions of SFAS 128 for reporting purposes. No additional securities have been included in the computation of diluted earnings per share as they would be antidilutive. See the Company's Annual Report for the fiscal year ended June 30, 1997 for a description of securities which may potentially be dilutive in the future.

NOTE 9:  YEAR 2000 DISCLOSURE

The Company has reviewed all of its current computer applications with respect to the date change from 1999 to the year 2000, as discussed in the Securities and Exchange Commission Staff Legal Bulletin No. 5 (the "Year 2000 Issue"). The Company believes that certain of its applications are substantially in compliance with the Year 2000 Issue and that any additional costs with respect to compliance with the Year 2000 Issue will not be material to the Company. The Company is currently unable to determine the effect of compliance with the Year 2000 Issue by its customers and suppliers.

NOTE 10: AMENDMENT NO. 3 TO SUN MERGER AGREEMENT.

On November 25, 1997, the Company entered into the third amendment ("Amendment No. 3") to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") between the Company and Sun. Amendment No. 3 changes the exchange ratio in the Merger Agreement from 0.520 shares of the common stock of Sun for each share the Company's common stock to that number of shares of the common stock of Sun having a market value, based on the average closing price for the common stock of Sun equal to $10.00 per share, subject to adjustment up or down in event of the significant appreciation or depreciation in the price of the common stock of Sun. Amendment No. 3 also (i) waives certain responsibilities and warranties which had become materially incorrect since the date of the original Merger Agreement; (ii) modifies the definition of "Company Material Adverse Effect" to related only to changes in the assets and liabilities of the Company; (iii) contains provisions relating to Sun and its affiliates providing ancillary services to the Company and its affiliates; (iv) contains provisions allowing the Company to obtain up to $15 million in working capital financing under certain conditions; (v) contains provisions relating to certain related company leases; (vi) modifies the conditions to Sun's obligations to consummate the merger with the Company related to the Company's representations and warranties and makes corresponding modifications to Sun's termination rights;
(vii) provides a termination fee payable to the Company in the event Sun's board of directors changes its recommendation of the merger in a manner adverse to the Company; (viii) contains certain other technical provisions; and (ix) extends the date after which either party may freely terminate the Merger Agreement from November 30, 1997 (or under certain circumstances, December 31, 1997) to March 31, 1998.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has assessed taxes, penalties and interest in connection with the alleged underpayment of approximately $1.2 million. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. On advise of counsel handling the matter, the Company has estimated and accrued in the accompanying financial statements amounts for ultimate settlement of this dispute, and has recorded an accrual of $400,000 for ultimate settlement thereof. Further, the Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.


The Company's total revenues for the three months ended December 31, 1997, were $80,135,287 compared to $61,208,458 for the three months ended December 31, 1996. Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $47,950,464 for the quarter ended December 31, 1996, to $68,873,798 for the quarter ended December 31, 1997. The Company was operating 101 facilities for the quarter ended December 31, 1997, compared to 75 for the quarter ended December 31, 1996. The cost of patient services in the amount of $49,206,128 for the quarter ended December 31, 1997, represented 71% of patient service revenue, as compared to $33,415,634, or 70%, of patient service revenue during the quarter ended December 31, 1996.


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


Management fees decreased from $558,575 in the quarter ended December 31, 1996 to $529,906 in the quarter ended December 31, 1997. As of December 31, 1996, the Company was managing 20 facilities, and as of December 30, 1997, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company leased three long-term facilities and four assisted living/independent facilities and purchased one long-term care facility and two assisted living/independent living facilities from Messrs. Brogdon and Lane. In addition, two third-party assisted living/independent living facilities cancelled their management contracts with the Company. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.


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


Lease expense increased from $2,988,406 for the quarter ended December 31, 1996, to $5,645,121 for the quarter ended December 31, 1997. This increase is primarily attibutable to the increased numbers of facilities that the Company has leased.


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


The net loss of $2,268,535 for the quarter ended December 31, 1997, compares to a net loss of $861,808 for the quarter ended December 31, 1996. The increased loss is attributable to a deterioration in the Company's operations as a result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, and costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain relatory compliance problems).


SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996.

The Company's total revenues for the six months ended December 31, 1997, were $159,558,039 compared to $116,381,073 for the six months ended December 31, 1996.


Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $89,925,434 for the six months ended December 31, 1996, to $135,329,589 for the six months ended December 31, 1997. The Company was operating 101 facilities for the six months ended December 31, 1997, compared to 75 for the six months ended December 31, 1996. The cost of patient services in the amount of $98,575,825 for the six months ended December 31, 1997, represented 73% of patient service revenue, as compared to $65,321,257, or 73%, of patient service revenue during the six months ended December 31, 1996.

Medical supply revenue decreased from $22,777,309 during the six months ended December 31, 1996, to $22,357,734 during the six months ended December 31, 1997. The increased percentage if primarily a result of increases in the cost of products sold and increased competition in the medical supply industry, which has decreased the sales price of most products. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, decreased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue increased to approximately 69% during the six months ended December 31, 1997, as compared to approximately 67% of such revenue during the same period last year. This increased percentage is primarily attributable to increases in the cost of products sold and increased competition in the medical supply industry, which has decreased the sales price of most of Contour's products.

Management fees decreased from $1,492,621 in the six months ended December 31, 1996 to $969,443 in the six months ended December 31, 1997. As of December 31, 1996, the Company was managing 20 facilities, and as of December 30, 1997, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company leased three long-term facilities and four assisted living/independent living facilities and purchased one long-term care facility and two assisted living/independent living facilities from Messrs. Brogdon and Lane. In addition, two third-party assisted living/independent living facilities cancelled their management contracts with the Company. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.


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

Other operating revenue decreased from $2,185,709 for the six months ended December 31, 1996, compared to $901,273 for the six months ended December 31, 1997. The decrease is primarily a result of one-time referral fees of $650,000 received from a building contractor, and approximately $580,000 in interest income from affiliated companies included in the December 31, 1996 amount.


General and administrative expenses for the six months ended December 31, 1997 were $28,235,625, representing 18% of total revenues, as compared to $21,895,541, representing 18% of total revenues, for the six months ended December 31, 1996. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $800,000 was due to legal and accounting expenses related to the pending merger with Sun.


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


The net loss of $4,355,815 for the six months ended December 31, 1997, compares to a net loss of $1,901,632 for the six months ended December 31, 1996. The increased loss in attributable due to the fact that the Company's operations have deteriorated due as result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, and costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a deficit of $20,384,403 in working capital compared to a deficit of $10,489,285 at June 30, 1997.


The funds needed to reduce the increasing deficit in working capital could be provided by increased efforts to collect accounts receivable, possible refinancing of selected facilities, extended payment terms to major vendors for food and supplies, and increased control over expenses.

During the six months ended December 31, 1997, cash used by operating activities was $1,276,619, as compared to $14,086,943 during the six months ended December 31, 1996. The cash used during the six months ended December 31, 1997 was primarily due to the net loss of $4,355,815, for the six months ended December 31, 1997; increases in accounts receivable of $11,636,513 from medicare settlements, increases in receivables on the 11 facilities added in the fourth quarter of the year ended June 30, 1997 and increases in Contour accounts receivable; increases in Contour inventory of $3,395,269 for primarily two new distribution centers. Cash provided by operating activities was primarily depreciation and amortization of $3,372,831 on facilities, increases in accounts payable and accrued expenses of $13,056,640 from 11 facilities added in the fourth quarter of the year ended June 30, 1997.

Cash flows used in investing activities during the six months ended December 31, 1997, totaled $21,411,535 as compared to $31,351,010 during the six months ended December 31, 1996. The Company expended $11,788,087 on the purchase of property and equipment including the purchase of a long-term facility for $5,400,000 on October 1, 1997 from individuals who are officers and directors of the Company. The facility was subject to bond debt of $4,285,000. The Company applied the remaining purchase price of $1,115,000 against amounts owed from affiliates. The Company paid $3,414,166 for restricted bond funds on facilities and advanced $5,256,419 to affiliated companies. The advances are due on demand.

Cash provided by financing activities during the six months ended December 31, 1997, totaled $30,713, 785 as compared to $45,721,512 during the six months ended December 31, 1996. Sources of cash included additional lines of credit of $17,396,696 which included $14,000,000 from Health Care Financial Partners, an unrelated third party. The interest rate on the line of credit is prime plus 2% and is due on December 15, 2001, collateralized by a first lien on accounts receivable of the Company. The Company incurred long-term debt of $13,927,633 including $5,000,000 from Sun and $4,285,000 of bond debt on the acquisition of a long-term care facility from two individuals who are officers and directors of the Company. The bond debt is due 2015, with an interest rate of 9.5%. Sources of cash also included proceeds from issuance of stock options of $1,988,626. Cash used in financing activities primarily consisted of $464,000 in payments on long-term debt, $600,000 in redemption of Series AA Preferred Stock, $75,000 in dividends on preferred stock.

On September 30, 1994, the Company purchased a majority of the stock of Contour Medical, Inc. in exchange for shares of the Company's common stock and preferred stock. The Company is obligated to redeem the preferred stock issued in the transaction over five years for $3,000,000 in cash. The Company paid $600,000 on September 30, 1997 pursuant to this obligation. Management intends to fund future redemptions from cash flow generated from operations.


The Company believes that its long-term liquidity needs will generally be met by income from operations. If necessary, the Company believes that it can obtain an extension of its current line of credit and/or other lines of credit from commercial sources. Except as described above, the Company is not aware of any trends, demands, commitments or understandings that would impact its liquidity.


The Company maintains various lines of credit with interest rates ranging from prime plus .25% to prime plus 2.0%. At December 31, 1997, the Company had approximately $3,500,000 in unused credit available under such lines.


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

                                    Part II.

Item 6.   Exhibits and Reports on Form 8-k

          (a) Insert to Exhibit List for Retirement Care Associates, Inc. 10-Q/A dated December 31, 1997

EXHIBIT NO.         DESCRIPTION                                  LOCATION

  10.16             Form of Amendment No. 1 to Security          Filed herewith electronically
                    Agreement dated as of January 9, 1998

  10.17             Form of Amendment No. 1 to Amended           Filed herewith electronically
                    and Restated Pledge Agreement dated as
                    of January 9, 1998

  10.18             Form of Revolving Credit Note                Filed herewith electronically
                    ($10,000,000) by Capitol Care
                    Management Company, Inc. and
                    Retirement Management Corporation to
                    the order of HCFP Funding, Inc. dated
                    December 15, 1998

  10.19             Form of Revolving Credit Note                Filed herewith electronically
                    ($10,000,000) by subsidiaries to the
                    order of HCFP Funding, Inc. dated
                    December 15, 1998

  10.20             Form of Loan and Security Agreement          Filed herewith electronically
                    by Retirement Care Associates, Inc.;
                    Capitol Care Management Company,
                    Inc.; Retirement Management
                    Corporation and HCFP Funding, Inc.
                    dated December 15, 1997

  10.21             Form of Loan and Security Agreement          Filed herewith electronically
                    by Subsidiaries and HCFP Funding, Inc.
                    dated December 15, 1997

  10.22             Form of Intercreditor Agreement dated        Filed herewith electronically
                    December 15, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RETIREMENT CARE ASSOCIATES, INC.


DATED: March 11, 1998               By:/s/ Darrell C. Tucker
                                       -----------------------------------------
                                       Darrell C. Tucker, Treasurer

                                  EXHIBIT INDEX


Insert to Exhibit List for Retirement Care Associates, Inc. 10-Q/A dated December 31, 1997


EXHIBIT       DESCRIPTION                                  METHOD OF FILING
-------       -------------------                          -----------------------------
10.16         Form of Amendment No. 1 to Security          Filed herewith electronically
              Agreement dated as of January 9, 1998

10.17         Form of Amendment No. 1 to Amended           Filed herewith electronically
              and Restated Pledge Agreement dated as
              of January 9, 1998

10.18         Form of Revolving Credit Note                Filed herewith electronically
              ($10,000,000) by Capitol Care
              Management Company Inc. and
              Retirement Management Corporation to
              the order of HCFP Funding, Inc. dated
              December 15, 1998

10.19         Form of Revolving Credit Note                Filed herewith electronically
              ($10,000,000) by subsidiaries to the
              order of HCFP Funding, Inc. dated
              December 15, 1998

10.20         Form of Loan and Security Agreement          Filed herewith electronically
              by Retirement Care Associates, Inc.;
              Capitol Care Management Company,
              Inc.; Retirement Management
              Corporation and HCFP Funding, Inc.
              dated December 15, 1997

10.21         Form of Loan and Security Agreement          Filed herewith electronically
              by Subsidiaries and HCFP Funding, Inc.
              dated December 15, 1997

10.22         Form of Intercreditor Agreement dated        Filed herewith electronically
              December 15, 1997
