Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-04-09
CIK 798540

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                                Amendment No. 4
   (Amending Part II - Item 7 and Part IV - Item 14 and Financial Statements)


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

                                    PART II





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

         The Company's management has evaluated the potential effect on periods prior to 1996 of certain errors that the Company has corrected in a restatement and reissuance of its 1996 financial statements. Based on such evaluation, the Company's management determined that a restatement of periods prior to 1996 was unnecessary. The following summarizes the principal considerations made by the Company's management in that regard:

         Allowance for uncollected accounts during 1996. The Company's accounts receivable nearly doubled during 1996, and the mix of such receivables also changed significantly. In 1995, amounts due from Medicare and Medicaid represented approximately 87% of the Company's total accounts receivable, versus 67% in 1996. Further, amounts due from patients increased from approximately $11,000 in 1995 to approximately $3,113,000 in 1996, and the Company's other trade receivables increased from approximately $761,000 in 1995 to approximately $2,595,000 in 1996. The Company's auditors evaluated the Company's position with respect to the allowance in 1995 and concluded that the balance was appropriate for 1995, and nothing was noted that would indicate a misapplication of facts and circumstances during 1995. Nothing would indicate a potential error relating to the allowance for uncollectible accounts.

         Additional accrual for claims incurred but not reported for self-insured worker's compensation and health care. Until April 1995, the Company had been acquiring commercial insurance, which transferred substantially all risk to a third party insurer. In conjunction with the Company's switch to self-insurance, the Company experienced significant growth during 1996 compared to 1995. During 1996, the Company acquired or leased an additional 28 facilities, a 74% increase in total facilities owned or leased. A similar increase in covered employees can be implied. As a result of the increase in facilities and the rapid increase in covered employees, the reasonable conclusion is that the expenses associated with these increases are properly accounted for in 1996. The Company evaluated what portion of the expenses, if any, would have been properly accrued in 1995 and determined that the amount was immaterial to the 1995 financial statements.

         Accrual for compensated absences. The Company evaluated what portion of the expenses, if any, would have been properly accrued in 1995 and determined that the amount was immaterial to the 1995 financial statements.

         Adjustment of previously recorded inventory. This adjustment applies only to the 1996 financial statements. Initially, the Company had erroneously included certain items, such as beds and other insignificant equipment ($200 or less per item), in its physical inventory by facility. The adjustment to inventory represents a correction to the inventory balance to only reflect those items appropriately included as inventory.

         Adjustment to lease expense. This adjustment represents the amount necessary to increase lease expense to reflect straight line expense for those leases which contained escalation clauses. This adjustment is principally related to 1996 when the Company acquired an additional 28 facilities. The Company evaluated the potential effect on the 1995 financial statements and deemed the expenses to be immaterial to the 1995 financial statements because most of the leases containing escalations were entered into during 1996.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:


                                                                    Page(s)

  Independent Auditors' Reports..................................     F-1

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

                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995



                                                                            1996                    1995
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
    Lines of credit                                                      $3,556,535              $1,745,316
    Current maturities of long-term debt                                  2,220,491               8,640,871
    Accounts payable                                                     10,115,347               7,699,640
    Accrued expenses                                                     11,316,030               3,184,233
    Income taxes payable                                                  3,726,317               3,158,000
    Deferred income taxes                                                      -                    134,500
    Deferred gain                                                            40,000                  40,000
         Total current liabilities                                       30,974,720              24,602,560

Deferred gain                                                               371,370                 261,370
Deferred income taxes                                                       277,000                    -
Long-term debt, less current                                            108,481,040              30,680,707

Minority interest                                                         4,122,039               1,979,655

Commitments and contingencies

Redeemable convertible preferred stock                                    2,400,000               3,000,000

Shareholders' equity
    Common stock, $.0001; 300,000,000 shares
    authorized; 12,145,875 and 10,317,083
    shares issued, respectively                                               1,214                   1,031

    Preferred stock                                                       8,712,003                       -
    Additional paid-in capital                                           27,025,901              18,555,677
    Retained earnings (deficit)                                          (4,752,880)              1,176,546
    Treasury stock, at cost                                                (120,120)                   -
                                                                         30,866,118              19,733,254
                                                                       $177,492,287             $80,257,546






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

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1996, 1995 and 1994




                                                                 Preferred Stock
                                                                                                     Common Stock
                                                      Series A      Series C       Series E      Shares      Amount
Balance June 30, 1993                                $ 670,642     $ 833,000       $   -       5,391,896     $  539
    Issuance of common stock upon conversion
      of Series A preferred stock                     (670,563)         -              -         558,802         56
    Issuance of common stock upon conversion
      of Series C preferred stock                         -         (833,000 )         -         833,333         83
    Private placement Reg D                               -             -              -       1,494,165        149
    Expenses on private placement Reg D                   -             -              -            -          -
    Acquisition of Retirement Management
      Corporation                                         -             -              -          80,000          8
    Stock dividend, 5%                                    -             -              -         417,970         42
    Private placement Reg S                               -             -              -         750,000         75
    Expenses of private placement Reg S                   -             -              -            -          -
    Recognition of convertibility of Series A
      preferred stock                                  364,004          -              -            -          -

    Net Income                                            -             -              -            -          -

Balance June 30, 1994                                $ 364,083      $   -          $   -       9,526,166     $  952
    Issuance of common stock upon conversion
      of Series A preferred stock                     (364,083)                                   69,508          7
    Issuance of common stock upon conversion
      of Series D preferred stock                         -             -              -         125,000         12
    Issuance of common stock upon
      Contour Medical, Inc. acquisition                   -             -              -         105,000         11
    Preferred stock, 10% dividend                         -             -              -            -          -
    Stock dividend, 5%                                    -             -              -         491,409         49

    Net Income                                            -             -              -            -          -

Balance June 30, 1995                                $    -         $   -          $   -      10,317,083     $1,031
    Issuance of Series E preferred stock                  -             -         9,300,000         -          -
    Issuance of common stock upon conversion
    of Series E preferred stock                           -             -          (534,750)      54,516          5
    Inputed dividend on Series E preferred stock          -             -        (1,996,777)        -          -
    Amortization of imputed
    Series E preferred stock
    dividend                                              -             -        (1,943,530)        -          -
    Treasury stock purchased                              -             -              -            -          -
    Retirement of treasury stock                          -             -              -         (15,500)        (2)
    Stock issued in exchange for cancellation
      of warrants and stock warrants exercised            -             -              -       1,198,894        120
    Stock options exercised                               -             -              -          22,076          2
    Preferred stock, 10% dividend                         -             -              -            -          -
    Stock dividend, 5%                                    -             -              -         568,806         58

    Net Income                                            -             -              -            -          -

Balance June 30, 1996                                $    -         $   -       $ 8,712,003   12,145,875     $1,214






The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1996, 1995 and 1994


                                                                                            Retained
                                                                           Paid-In          Earnings     Treasury
                                                                           Capital          (Deficit)      Stock
Balance June 30, 1993                                                   $(1,433,725)    $   705,535       $    -
    Issuance of common stock upon conversion
      of Series A preferred stock                                           670,507            -               -
    Issuance of common stock upon conversion
      of Series C preferred stock                                           832,917            -               -
    Private placement Reg D                                               5,047,349            -               -
    Expenses on private placement Reg D                                    (520,580)           -               -
    Acquisition of Retirement Management
      Corporation                                                           399,992            -               -
    Stock dividend, 5%                                                    2,980,092      (2,980,134)           -
    Private placement Reg S                                               5,249,925            -               -
    Expenses on private placement Reg S                                    (470,800)           -               -
    Recognition of convertibility of Series A
      preferred stock                                                      (364,004)           -               -
    Net income                                                                 -          2,917,642            -

Balance June 30, 1994
                                                                        $12,391,673     $   643,043       $    -
    Issuance of common stock upon conversion
      of Series A preferred stock                                           364,076            -               -
    Issuance of common stock upon conversion
      of Series D preferred stock                                           499,989            -               -
    Issuance of common stock upon
      Contour Medical, Inc. acquisition                                     999,988            -               -
    Preferred stock, 10% dividend                                              -           (225,000)           -
    Stock dividend, 5%                                                    4,299,951      (4,300,000)           -
    Net income                                                                 -          5,058,503            -

Balance June 30, 1995                                                   $18,555,677     $ 1,176,546       $    -
    Issuance of Series E preferred stock                                       -               -               -
    Issuance of common stock upon conversion
      of Series E preferred stock                                           534,743            -               -
    Imputed dividend on Series E preferred stock                          1,996,777            -               -
    Amortization of imputed
      Series E preferred stock
      dividend                                                           (1,943,530)           -               -
    Treasury stock purchased                                                   -               -           (274,040)
    Retirement of treasury stock                                               -           (153,918)        153,920
    Stock issued in exchange for cancellation
      of warrants and stock warrants exercised                              473,673                            -
    Stock options exercised                                                 156,303            -               -
    Preferred stock, 10% dividend                                              -           (270,000)           -
    Stock dividend, 5%                                                    7,252,258      (7,252,316)           -
    Net income                                                                 -          1,746,808            -

Balance June 30, 1996                                                   $27,025,901     $(4,752,880)      $(120,120)




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

- SERIES E CONVERTIBLE PREFERRED STOCK


1,000,000 shares of Series E Convertible Preferred Stock (the "Series E") are authorized. These shares were sold in an offering to foreign investors in April 1996 at $10.00 per share. Holders of the Series E have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E are convertible into shares of common stock at a conversion price of $11.55 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00). At the option of the holder of the Series E shares, 50% of the shares can be converted to common shares after 45 days from the date of issuance with the remaining 50% available for conversion after 75 days from the date of issuance. At the time of conversion the holder is also entitled to additional shares equal to $10.00 per share of Series E multiplied by 8% per annum form the date of issuance divided by the applicable conversion price.

The Company has accounted for the Series E in accordance with Emerging Issues Task force consensus D-60. As a result, at the date of issuance, $1,996,777 of the proceeds were considered imputed dividends and allocated to additional paid-in capital. This amount was recognized as preferred dividends over the period from the date of issuance to the earliest date of conversion permitted by the terms of the Series E. At June 30, 1996, $1,943,530 of the imputed preferred dividends had been recognized. During the year ended June 30, 1996, 57,500 Series E shares were converted into 54,516 shares of common stock.

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

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: April 8, 1998                 By: /s/ Darrell C. Tucker
                                        -------------------------------
                                          Darrell C. Tucker, Treasurer