Form 10-K/A
period 1997-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-04-09
CIK 798540

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-K/A

                                Amendment No. 2

                      (Amending Part I - Items 1, 2 and 3,
                    Part II - Item 7, Part III - Item 13 and Part IV -
                       Item 14 and Financial Statements)



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



         CCMC maintains a cash management account where all operating cash funds of the Company's managed facilities are pooled into one bank account and invested daily. Notes and advances due from (to) affiliates consist of advances to facilities, net of advances from facilities, owned by affiliated entities of ($66,989) and $14,316,661 for the fiscal years 1997 and 1996, respectively.

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

         Cash used in investing activities during the year ended June 30, 1997, was $23,581,023. The expenditures primarily related to purchases of property and equipment of 12,734,389 and acquisitions of facilities and a medical supply company of $18,807,777. On August 6, 1996, Contour Medical, Inc., a majority-owned subsidiary of the Company, purchased all of the outstanding stock of Atlantic Medical, a distributor of disposable medical supplies and a provider of third-party billing services to the nursing home and home health care markets. The acquisition was accounted for as a purchase and made retroactively to July 1, 1996. Contour paid $1.4 million in cash and $10.5 million in promissory notes for all of the outstanding stock of Atlantic Medical. The promissory notes bore interest at 7% per annum and were paid in full on January 10, 1997. On October 14, 1996, Winter Haven sold two retirement facilities to the Company at their fair market value, based on an independent appraisal, for a total purchase price of $19,200,000. The facilities were the Jackson Oaks retirement facility in Jackson, Tennessee, which the Company previously leased, and the Cumberland Green retirement facility which the Company previously managed. The purchase prices for these facilities were $12,400,000 and $6,800,000, respectively. These facilities were acquired subject to total bond debt of $7,670,000, resulting $11,530,000 due to Winter Haven, which was applied to eliminate the $11,214,320 owed to the Company by Winter Haven. On September 27, 1996, Gordon Jensen transferred 399,426 shares of the Company's common stock to the Company with a fair market value equal to $3,000,000 in exchange for the cancellation of its debt totalling $2,982,000. The Company subsequently retired these shares. These shares were loaned to Gordon Jensen by Edward E. Lane, Chris Brogdon and Connie Brogdon. Gordon Jensen must repay the debt to Mr. Lane, Mr. Brogdon and Ms. Brogdon with either stock or cash within five years. The advances were due on demand.

         Cash provided by financing activities during the year ended June 30, 1997, totaled $31,012,336. Sources of cash included proceeds of $9,340,000 from the issuance of 1,000,000 shares of $10.00 Series F Convertible Preferred Stock which were sold in an offering to foreign investors in September, 1996. Holders of the Series F Preferred Stock have no voting rights except as required by law, and have a liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series F Preferred Stock are convertible into shares of common stock at a conversion price of $7.425 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower. At the time of conversion, the holder is also entitled to additional shares equal to $10.00 per share of Series F Preferred Stock multiplied by 8% per annum from the date of issuance divided by the applicable conversion price. Sources of cash also included proceeds from stock options and warrants exercised of $1,900,306, and proceeds from long-term debt and lines of credit of $33,919,190. The Company's net borrowing from lines of credit was $9,935,036, with interest rates ranging from prime plus .25% to prime plus 1.25%. Available borrowings at June 30, 1997 was $14,050,000. The Company incurred long-term debt of approximately $24 million, due through 2026, with interest rates ranging from 7.0% to 12.5%. Included in the long-term debt is a $9,750,000 loan with Sun, used to repay the notes payable associated with the Contour acquisition of Atlantic Medical, with interest accruing at rates of 11% and would increase to 15% during any period of default. Principal is due 120 days following the termination of the agreement or merger with Sun. In connection with bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1997, the Company was in violation of several of these covenants creating a technical default on approximately $51 million of bond indentures. These violations included the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of these facilities. The Company is also delinquent with regard to approximately $1.2 million of property taxes at several facilities. The trustees have not called the bonds in the past for these violations and management does not foresee the bonds being called at this time.

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

         All of the Company's notes receivable and advances to affiliated entities issued during fiscal year 1996 were paid in full during 1997, including interest on the notes receivable at a rate of 12% per annum. Affiliated entities that received notes receivable and advances during 1996 were Gordon Jensen Health Care Association, Inc. ("Gordon Jensen"), Winter Haven Homes, Inc. ("Winter Haven"), Southeastern Cottages, Inc. ("SCI"), National Assistance Bureau, Inc. ("NAB"), Chamber Health Care Society, Inc. ("Chamber") and Senior Care, Inc. ("Senior Care"), all of which are owned or controlled by officers and directors of the Company or family members of such officers and directors, and Sea Breeze Health Care Center ("Sea Breeze"), a wholly-owned subsidiary of the Company. Further, the Company owed such affiliated entities an aggregate of $66,989 as of the fiscal year ended June 30, 1997.

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


         Cash used in investing activities during the year ended June 30, 1996, was $44,981,326. The expenditures primarily related to purchases of property and equipment of $12,490,298 and acquisitions of facilities of $21,938,513. On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling 74.25% interest, in Encore Partners, L.P. in exchange for a capital contribution to Encore of $3.5 million. Encore owns three assisted living/independent living and two long-term care facilities. The acquisition was accounted under the purchase method of accounting. Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners. On February 27, 1996, the Company purchased a thirty six unit assisted living/independent living facility from individuals who are officers and directors of the Company. The Purchase price was $2,000,000 and was financed with $400,000 from the Company and a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust. The Company issued notes receivable and advances to Gordon Jensen, Winter Haven, SCI, NAB, Chamber, Senior Care and Sea Breeze in the aggregate amount of $8,935,677 during the 1996 fiscal year.

         Gordon Jensen owned one facility, Magnolia Manor, which was constructed and opened in fiscal year 1995 and required construction funding and start-up working capital during fiscal year 1996. This facility's financial condition has improved as resident census has increased. The facility might, however, require additional advances until a stable occupancy level is achieved.

         Winter Haven owned two facilities which required significant advances to fund working capital and capital improvements during fiscal year 1996. In addition, Renaissance of Titusville, a partnership of which Winter Haven is the sole general partner, required advances during 1996 to fund construction of forty additional units. Renaissance of Titusville has performed poorly historically because of the need for additional units to offset overhead expenses.

         SCI and NAB each required advances during fiscal year 1996 to fund working capital and capital improvements at Summer's Landing -- Vidalia, SCI's only facility, and Summer's Landing -- Lynn Haven, NAB's only facility. Both of the facilities have historically operated poorly financially due to poor residence census at such facilities.

         Chamber constructed Parkway Health Care Center, a 120-bed long-term care facility, in 1996, and the Company advanced funds to Chamber for construction, preliminary staffing and planning at the Parkway facility. After Parkway's opening in September 1996, the facility also required additional advances to fund start-up operations.

         The Company made advances of approximately $80,000 to Senior Care during fiscal year 1996 after the Company's acquisition of the Deerfield Nursing Facility. Senior Care used such advances to satisfy its accounts payable. The Company's Board of Directors believed that such advances were necessary to avoid the possibility of any claims against the Company or its assets by Senior Care's former vendors and suppliers solely by virtue of the Company's succession to the Deerfield Nursing Facility. Any actions involving the Company or its assets could be distracting to management and cause the Company to expend resources in frivolous litigation.

         The Company purchased Sea Breeze with a low census caused by state imposed sanctions created by quality-of-care issues that arose under its former operators. Sea Breeze, therefore, required significant working capital and capital improvements during fiscal year 1996 to cure such sanctions and allow the admission of new residents. Sea Breeze's financial condition has improved gradually and admissions have increased, but Sea Breeze may require additional working capital until a stable occupancy level is reached.

         The Company's management fee revenue from its affiliated entities totalled $2,212,500 and $3,472,900 for fiscal years 1997 and 1996, respectively.

         The Company funded an additional $4,720,047 in restricted bond funds used for debt service reserve requirements, semi-annual principal and interest payments and project funds for facilities under construction or renovation. Cash provided by investment activities was primarily the repayment of a $2,200,000 note receivable from an unrelated third-party. The Company issues advances and notes receivable to affiliated companies controlled by Messrs. Brogdon and Lane to finance working capital deficits and capital expenditures of facilities which are managed by the Company. In the opinion of the Company's Board of Directors, these advances represent a good use of the Company's funds because they enable such affiliated companies to develop their properties, increase census revenue and increase the fair market value of the facilities, which gives the Company greater assurances that the facilities will continue to pay management fees to the Company. Further, as census revenues increase, management fees payable to the Company will likewise increase. In addition, as properties mature and develop, they may be acquired by the Company with a portion of the purchase price payable through the cancellation of advances and notes receivable due the Company.

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


         On September 27, 1996, Gordon Jensen transferred 399,426 shares of the Company's Common Stock to the Company with a fair market value of $3,000,000 in exchange for the cancellation of its debt totaling $2,982,000. The Company subsequently retired these shares. These shares were loaned to Gordon Jensen by Edward E. Lane, Chris Brogdon and Connie Brogdon. Gordon Jensen must repay the debt to Mr. Lane, Mr. Brogdon and Mrs. Brogdon with either stock or cash within five years.

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




EXHIBIT
  NO.       DESCRIPTION                     LOCATION

 2.1        Agreement and Plan of           Incorporated by reference
            Merger and Reorganization       to Exhibit 2.1 to the Company's
            dated February 17, 1997,        Current Report on Form 8-K
            among Sun Healthcare Group,     dated February 17, 1997
            Peach Acquisition Corporation

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

10.2        Management and Marketing        *
            Agreement with Affiliates

10.3        Nursing Home Management         *
            Agreements with Affiliates

10.4        Lease Agreements with           *
            Affiliates

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

10.39       Form of Promissory Note         *
            ($5,000,000) by
            Retirement Management
            Corporation and Capitol
            Care Management Company,
            Inc. to Sun Healthcare
            Group, Inc. dated July
            10, 1997

10.40       Form of Subsidiary              *
            Guaranty dated July 10,
            1997

10.41       Form of Subsidiary Pledge       *
            Agreement dated July 10,
            1997

10.42       Form of Security Agreement      *
            by Retirement Care Associates,
            Inc. dated July 10, 1997

10.43       Form of Security Agreement      *
            by Capitol Care Management
            company, Inc. in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.44       Form of Subsidiary Security     *
            Agreement dated July 10,
            1997

10.45       Form of Subsidiary              *
            Guaranty dated July 10,
            1997

10.46       Form of Pledge Agreement by     *
            Capitol Care Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.47       Form of Security Agreement      *
            by Retirement Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated July 10, 1997

10.48       Form of Amended and Restated    *
            Promissory Note ($9,750,000)
            by Retirement Management
            Corporation and Capitol Care
            Management Company, Inc. to
            Sun Healthcare Group, Inc.
            dated as of July 10, 1997

10.49       Form of Pledge of Agreement     *
            by Retirement Management
            Corporation in favor of
            Sun Healthcare Group, Inc.
            dated as of July 10, 1997

10.50       Form of Amended and Restated    *
            Pledge Agreement by
            Retirement Care Associates,
            Inc. in favor of Sun
            Healthcare Group, Inc.
            dated as of July 10, 1997

10.51       Form of Agreement to Provide    *
            Management Services to Long
            Term Care Facilities dated
            July 15, 1997

16          Letter re Change in             Incorporated by reference
            Certifying Accountant           to Exhibit 16.1 to the
                                            Company's Current Report on
                                            Form 8-K/A dated as of
                                            August 14, 1997

21          Subsidiaries of the             *
            Registrant

23.1        Consent of Cherry, Bekaert &    *
            Holland, L.L.P.

23.2        Consent of BDO Seidman, LLP     *


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



The accompanying notes are an integral part of the consolidated financial statements

                Retirement Care Associates, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                             June 30, 1997 and 1996


                                                         1997              1996
Liabilities and Shareholders' Equity
     Current liabilities:
         Lines of credit                            $   9,935,036    $   3,556,535
         Current maturities of long-term debt          11,454,059        2,220,491
         Loans Payable to Affiliates                    1,478,368             --
         Accounts payable                              34,076,015       10,115,347
         Accrued expenses                              18,417,258       11,316,030
         Income taxes payable                                --          3,726,317
         Deferred gain                                     40,000           40,000
                  Total current liabilities            75,400,736       30,974,720

     Deferred gain                                        181,370          371,370
     Deferred income taxes                              1,098,929          277,000
     Long-term debt, less current                     141,674,131      108,481,040

     Minority interest                                  4,520,953        4,122,039

     Commitments and contingencies

     Redeemable convertible preferred stock             1,800,000        2,400,000

     Shareholders' equity
         Common stock, $.0001; 300,000,000 shares
         authorized; 14,489,888 and 12,145,875
         shares issued, respectively                        1,450            1,214

     Preferred stock                                    3,250,000        8,712,003
     Additional paid-in capital                        43,799,617       27,025,901
     Retained earnings (deficit)                      (16,356,220)      (4,752,880)
     Treasury stock, at cost                                 --           (120,120)
                                                       30,694,847       30,866,118
                                                    $ 255,370,966    $ 177,492,287


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

Income before income taxes, extraordinary item
  and cumulative effect of change in
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

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1997, 1996 and 1995


                                                       Preferred Stock                      Common Stock
                                             Series A     Series E      Series F          Shares      Amount
Balance June 30, 1994                       $ 364,083    $      --      $      --        9,526,166    $   952
     Issuance of common stock upon
       conversion of
       Series A preferred stock              (364,083)          --             --           69,508          7
     Issuance of common stock upon
       conversion of
       Series D preferred stock                  --             --             --          125,000         12
     Issuance of common stock upon
       Contour Medical, Inc. acquisition         --             --             --          105,000         11
     Stock dividend, 5%                          --             --             --          491,409         49

Balance June 30, 1995                       $    --      $      --      $      --       10,317,083    $ 1,031
     Issuance of Series E preferred stock        --        9,300,000           --             --         --
     Issuance of common stock upon
       conversion of
       Series E preferred stock                  --         (534,750)          --           54,516          5
     Imputed dividend on Series E preferred
        stock                                    --       (1,996,777)          --             --         --
     Amortization of imputed
       Series E Preferred stock dividend         --       (1,943,530)          --             --         --
     Treasury stock purchased                    --             --             --             --         --
     Retirement of treasury stock                --             --             --          (15,500)        (2)
     Stock issued in exchange for
       cancellation of warrants and
       stock warrants exercised                  --             --             --        1,198,894        120
     Stock options exercised                     --             --             --           22,076          2
     Preferred stock, 10% dividend               --             --             --             --         --
     Stock dividend, 5%                          --             --             --          568,806         58

Balance June 30, 1996                       $    --      $ 8,712,003    $      --       12,145,875    $ 1,214

     Issuance of Series F preferred stock        --             --        9,340,000           --         --
     Amortization of imputed Series E
       preferred stock dividend                  --           53,247           --             --         --
     Issuance of common stock upon
       conversion of
       Series E preferred stock                  --       (8,765,250)          --        1,318,533        132
     Imputed dividend on Series F
       preferred stock                           --       (1,996,777)          --             --         --
     Amortization of imputed Series F
       preferred stock dividend                  --        1,996,777           --             --         --
     Issuance of common stock upon
       conversion of
       Series F preferred stock                  --             --       (6,090,000)     1,148,698        115
     Treasury stock purchased
     Retirement of treasury stock                --             --             --         (520,272)       (52)
     Stock issued in exchange for
       Cancellation of warrants and
       new stock warrants exercised              --             --             --          144,872         15
     Stock options exercised                     --             --             --          252,182         26
     Preferred stock, 10% dividend               --             --             --             --         --

Balance June 30, 1997                       $    --      $      --      $ 3,250,000     14,489,888    $ 1,450


The accompanying notes are an integral part of the consolidated financial statements.

                Retirement Care Associates, Inc. & Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended June 30, 1997, 1996 and 1995


                                                                     Retained
                                                     Paid-In         Earnings     Treasury
                                                     Capital         (Deficit)      Stock
Balance June 30, 1994                             $ 12,391,673    $    643,043    $      --
     Issuance of common stock upon conversion
       of Series A preferred stock                     364,076            --             --
     Issuance of common stock upon conversion
       of Series D preferred stock                     499,989            --             --
     Issuance of common stock upon
       Contour Medical, Inc. acquisition               999,988            --             --
     Preferred stock, 10% dividend                        --          (225,000)          --
     Stock dividend, 5%                              4,299,951      (4,300,000)          --
     Net income                                           --         5,058,503           --

Balance June 30, 1995                             $ 18,555,677    $  1,176,546    $      --
     Issuance of Series E preferred stock                 --              --             --
     Issuance of common stock upon conversion
     of Series E preferred stock                       534,743            --             --
     Imputed dividend on Series E
       preferred stock                               1,996,777            --             --
     Amortization of imputed Series E
     preferred stock dividend                       (1,943,530)           --             --
     Treasury stock purchased                             --              --         (274,040)
Retirement of treasury stock                              --          (153,918)       153,920
     Stock issued in exchange for cancellation
     of warrants and stock warrants exercised          473,673            --             --
     Stock options exercised                           156,303            --             --
     Preferred stock, 10% dividend                        --          (270,000)          --
     Stock dividend, 5%                              7,252,258      (7,252,316)          --
     Net income                                           --         1,746,808           --

Balance June 30, 1996                             $ 27,025,901    $ (4,752,880)   $  (120,120)

     Issuance of Series F preferred stock                 --              --             --
     Amortization of imputed Series E
     Preferred stock dividend                           53,247            --             --
     Issuance of common stock upon conversion
     of Series E preferred stock                     8,768,297            --             --
     Imputed dividend on Series F
       preferred stock                               1,996,777            --             --
     Amortization of imputed Series F
       preferred stock dividend                     (1,996,777)           --             --
     Issuance of common stock upon conversion
     of Series F preferred stock                     6,086,446            --
     Treasury stock purchased                             --              --       (3,707,410)
     Retirement of treasury stock                         --        (3,827,530)     3,827,530
     Stock issued in exchange for
     Cancellation of warrants and
     new stock warrants exercised                       70,966            --             --
     Stock options exercised                         1,901,254            --             --
     Preferred stock, 10% dividend                        --          (240,000)          --
     Net income                                           --        (7,535,810)          --

Balance June 30, 1997                             $ 43,799,617    $(16,356,220)   $      --


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

The management and administrative services to affiliate facilities are provided pursuant to agreements which have three to five year terms and are cancelable with sixty days written notice by either party. The agreements provided for monthly fees ranging from $2,000 to $28,000 per facility and expire through 2002. Revenue from these management services totaled $2,212,500, $3,472,900 and $3,517,500 for the years ended June 30, 1997, 1996 and 1995, respectively.


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

- SERIES E CONVERTIBLE PREFERRED STOCK

1,000,000 shares of Series E Convertible Preferred Stock (the "Series E") are authorized. These share were sold in an offering to foreign investors in April 1996 at $10.00 per share. Holders of the Series E have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per annum from the date of issuance. The shares of Series E are convertible into shares of common stock at a conversion price of $11.55 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower (but no lower than $5.00). At the option of the holder of the Series E shares, 50% of the shares can be converted to common shares after 45 days from the date of issuance with the remaining 50% available for conversion after 75 days from the date of issuance. At the time of conversion the holder is also entitled to additional shares equal to $10.00 per share of Series E multiplied by 8% per annum form the date of issuance divided by the applicable conversion price.

The Company has accounted for the Series E in accordance with Emerging Issues Task Force Consensus D-60. As a result, at the date of issuance, $1,996,777 of the proceeds were considered imputed dividends and allocated to additional paid-in capital. This amount was recognized as preferred dividends over the period from the date of issuance to the earliest date of conversion permitted by the terms of the Series E. At June 30, 1997, the entire amount of the imputed preferred dividends had been recognized. During the year ended June 30, 1997, the remaining 942,500 Series E shares were converted into 1,318,533 shares of common stock.

- SERIES F CONVERTIBLE PREFERRED STOCK


1,000,000 shares of Series F Convertible Preferred Stock (the "Series F") are authorized. These share were sold in an offering to foreign investors in April 1996 at $10.00 per share. Holders of the Series E have no voting rights except as required by law, and have liquidation preference of $10.00 per share plus 4% per annum form the date of issuance. The shares of Series F are convertible into shares of common stock at a conversion price of $7.425 or 85% of the average closing bid price for the five trading days prior to the date of conversion, whichever is lower. At the option of the holder of the Series F shares, one-third of the shares can be converted to common shares after 60 days from the date of issuance, one-third of the shares after 90 days from the date of issuance, and the remaining one-third after 120 days from the date of issuance. At the time of conversion the holder is also entitled to additional shares equal to $10.00 per share of Series F multiplied by 8% per annum form the date of issuance divided by the applicable conversion price.

The Company has accounted for the Series F in accordance with Emerging Issues Task Force Consensus D-60. As a result, at the date of issuance, $1,996,777 of the proceeds were considered imputed dividends and allocated to additional paid-in capital. This amount was recognized as preferred dividends over the period from the date of issuance to the earliest date of conversion permitted by the terms of the Series F. At June 30, 1997, the entire amount of the imputed preferred dividends had been recognized. During the year ended June 30, 1997, 651,666 Series F shares were converted into 1,148,698 shares of common stock.

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


In connection with the bond indentures, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At June 30, 1997 and 1996, the Company was in default under several of these covenants including the failure to make monthly payments to the bond sinking funds for certain of these facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The bond indentures underlie industrial development revenue bonds, municipal revenue bonds and housing development mortgage bonds that, together, totalled approximately $51,300,000 at June 30, 1997. The following table includes the bonds that were in default as of June 30, 1997:



                                                                                    AMOUNT
                BOND                                                TRUSTEE       OUTSTANDING
                ----                                             --------------   -----------
                Jacksonville Series 1996.......................  Sentinel Trust   $ 8,735,000
                Jacksonville Series 1994.......................  Sentinel Trust     1,955,000
                Dublin, Georgia IDA Series A and B.............  Sentinel Trust     2,740,000
                Highland County IDA Series A and B.............  Sentinel Trust     4,230,000
                Cave Springs 1994..............................  Sentinel Trust     1,650,000
                Dade City, Florida.............................  Sentinel Trust     6,395,000
                Rome-Floyd 1996 Series A and B.................  Sentinel Trust     2,655,000
                Walton County..................................  Sentinel Trust    11,925,000
                Americus-Sumpter PDA Series A and B............  Sentinel Trust     1,900,000
                Cave Springs 1996..............................  Sentinel Trust     1,555,000
                Jackson, Tennessee 1993........................  Sentinel Trust     1,600,000
                Jackson, Tennessee 1989........................  Sentinel Trust     3,265,000
                Sumner, Tennessee 1989 Series A and B..........  Sentinel Trust     2,695,000
                                                                 --------------   -----------
                          TOTAL:...............................                   $51,300,000


The Company generally has a grace period of 30 days to cure defaults after receipt of written notification from the bond trustee, and no such written notification has been received. The Company believes that it is probable that, upon receipt of such written notification, the Company could cure such defaults within the 30 day grace period.



The trustees have not called the bonds in the past for these defaults and management does not foresee the bonds being called at this time. All semi-annual interest and principal payments have been made in a timely fashion.


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


The Company is involved in legal proceedings arising in the ordinary course of business. In addition, the Company is in dispute with the Internal Revenue Service ("IRS") concerning the application of certain income and payroll tax liabilities and payments. The IRS contends that the Company is delinquent in the payment of certain taxes and has assessed taxes, penalties and interest in connection with the alleged underpayment of approximately $1.2 million. The Company contends that the IRS has misapplied payments between income and payroll taxes and between the Company and its affiliates. Based on the opinion of counsel handling the matter that it is unlikely that a settlement of the dispute would require a payment materially greater than $400,000 plus interest, the Company has estimated and accrued in the accompanying financial statements $400,000 for ultimate settlement of this matter. The Company has filed lawsuits against the IRS related to this matter. In the opinion of management, the ultimate resolution of pending legal proceedings and the IRS dispute will not have a material effect on the Company's financial positions or results of operations.

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

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: April 8, 1998

                                      By:  /s/ Darrell C. Tucker
                                         ---------------------------------
                                         Darrell C. Tucker, Treasurer