Form 10-Q/A
period 1997-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-04-09
CIK 798540

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

                                      -2-

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


In connection with the bond indentures underlying the revenue bonds, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At September 30, 1997, the Company was in default under several of these covenants, including the failure to make monthly payments to the bond sinking funds for certain of the facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The bond indentures underlie industrial development revenue bonds, municipal revenue bonds and housing development mortgage bonds that, together, totalled approximately $50,785,000 at September 30, 1997. The following table includes the bonds that were in default as of September 30, 1997:



                                                                                    AMOUNT
                BOND                                                TRUSTEE       OUTSTANDING
                ----                                             --------------   -----------
                Jacksonville Series 1996.......................  Sentinel Trust   $ 8,375,000

                Jacksonville Series 1994.......................  Sentinel Trust     1,955,000

                Dublin, Georgia IDA Series A and B.............  Sentinel Trust     2,740,000

                Highland County IDA Series A and B.............  Sentinel Trust     4,230,000

                Cove Springs 1994..............................  Sentinel Trust     1,650,000

                Dade City, Florida.............................  Sentinel Trust     6,230,000

                Rome-Floyd 1996 Series A and B.................  Sentinel Trust     2,665,000

                Walton County..................................  Sentinel Trust    11,925,000

                Americus-Sumpter PDA Series A and B............  Sentinel Trust     1,900,000

                Cave Springs 1996..............................  Sentinel Trust     1,555,000

                Jackson, Tennessee 1993........................  Sentinel Trust     1,600,000

                Jackson, Tennessee 1989........................  Sentinel Trust     3,265,000

                Sumner, Tennessee 1989 Series A and B..........  Sentinel Trust     2,695,000
                                                                 --------------   -----------

                          TOTAL:                                                  $50,785,000



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

On July 15, 1997, Sun loaned the Company an additional $5,000,000, for working capital purposes. The loan is secured by a second lien on all of the Company's accounts receivable, bears interest at the rate of 12.0% per annum, and matures on the close of business on the 120th day after the termination or consummation of the Company's agreement to merge with Sun. The note payable is unconditionally and irrevocably guaranteed by two officers and directors of the Company.


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


          Since the Form 10-K was filed one additional class action was filed against the Company similar to the nine class actions disclosed in the Form 10-K. This suit was titled TP HOLDING ON BEHALF OF ITSELF AND ALL OTHERS SIMILARLY SITUATED, PLAINTIFF V. RETIREMENT CARE ASSOCIATES, INC., CHRIS BROGDON, DARRELL C. TUCKER, JULIAN S. DALEY AND HARLAN MATTHEWS, DEFENDANTS. This class action complaint was filed on October 24, 1997 in the United States District Court, Northern District of Georgia, Atlanta Division , Civil Action No. 1: 97-CV-3228. The complaint alleges that the Company and certain of its officers and directors misrepresented the results of the Company's operations and concealed adverse material information concerning the operations, finances, financial condition, products, inventories, results of operations and future business prospects of the Company in its quarterly reports, filings with the Securities and Exchange Commission, press releases and presentations to securities analysts. The compliant does not specify the amount of damages sought.



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


                                  RETIREMENT CARE ASSOCIATES, INC.
DATED: April 8, 1998              By: /s/ Darrell C. Tucker
                                      ----------------------------
                                      Darrell C. Tucker, Treasurer