Form 10-Q/A
period 1997-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-04-09
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                Amendment No. 2

             (Amending Part I - Items 1 and 2 and Part II - Item 6)

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


                                      INDEX


                                                                         Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction .....................................        3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               December 31, 1997 and December 31, 1996 ..........        4

               Consolidated Statements of Operations
               (Unaudited) - Six Months Ended
               December 31, 1997 and December 31, 1996 ..........        5

               Consolidated Balance Sheets - (Unaudited)
               December 31, 1997 and (Audited) June 30, 1997 ....        6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended December 31,
               1997 and December 31, 1996 .......................        8

               Notes to Consolidated Financial
               Statements (Unaudited) ...........................        9 - 12

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition ........................................       13 - 17

PART II.

  Item 6.      Exhibits and Reports On Form 8-K..................       18
               Signatures .......................................       19

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

                        RETIREMENT CARE ASSOCIATES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                  December 31,     December 31,
                                                      1997             1996
OPERATING ACTIVITIES
Net income (loss)                                 $ (4,355,815)    $ (1,901,632)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                      3,372,831        2,513,126
  Provision for bad debts                              380,891        2,009,000
  Amortization of deferred gain                        (20,000)        (170,000)
  Minority interest                                    125,000           13,500
  Deferred income taxes                               (144,835)        (729,641)
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                              (11,636,513)     (16,300,244)
  Inventory                                         (3,395,269)      (3,674,172)
  Prepaid expense and other assets                   1,340,451       (1,793,658)
  Accounts payable and accrued expenses             13,056,640        8,893,973
  Increase in deferred lease and loan costs         (2,947,195)

Cash (used in) operating activities                 (1,276,619)     (14,086,943)

INVESTING ACTIVITIES
Purchase of property and equipment                 (11,788,087)     (39,437,345)
Issuance of advances to affiliates                  (5,256,419)      14,316,661
Investment in unconsolidated subsidiaries              (58,919)
Restricted bond funds                               (3,414,166)      (4,056,194)
Changes in marketable equity securities             (1,067,748)
Change in receivable                                  (957,935)
Deferred loan and lease cost                          (893,762)
Investment in unconsolidated subsidiaries             (148,449)

Cash (used in) investing activities                (21,411,353)     (31,351,010)

FINANCING ACTIVITIES
Dividends on preferred stock                           (75,000)        (105,000)
Redemption of preferred stock                         (600,000)        (600,000)
Net proceeds from issuance of:
  Line of credit                                    17,396,696        3,759,182
  Common stock                                       1,988,626           70,676
  Long-term debt                                    13,927,633       38,324,959
  Preferred Stock                                     (464,000)       9,340,000
  Payments on long-term debt                        (1,460,170)      (1,267,894)
  Purchase and retirement of common stock
Cash provided by financing activities               30,713,785       45,721,512
Net increase in cash and
  cash equivalents                                   8,025,813          283,559
Cash and cash equivalents, beginning of year         3,637,878           45,365
Cash and cash equivalents, end of year            $ 11,663,691     $    328,924

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


In connection with the bond indentures underlying the revenue bonds, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At December 31, 1997, the Company was in default under several of these covenants, including the failure to make monthly payments to the bond sinking funds for certain of the facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The bond indentures underlie industrial development revenue bonds, municipal revenue bonds and housing development mortgage bonds that, together, totalled approximately $50,785,000 at June 30, 1997. The following table includes the bonds that were in default as of June 30, 1997:


                                                                                    AMOUNT
                BOND                                                TRUSTEE       OUTSTANDING
                ----                                             --------------   -----------
                Jacksonville Series 1996.......................  Sentinel Trust   $ 8,370,000
                Jacksonville Series 1994.......................  Sentinel Trust     1,955,000
                Dublin, Georgia IDA Series A and B.............  Sentinel Trust     2,740,000
                Highland County IDA Series A and B.............  Sentinel Trust     4,230,000
                Cove Springs 1994..............................  Sentinel Trust     1,650,000
                Dade City, Florida.............................  Sentinel Trust     6,230,000
                Rome-Floyd 1996 Series A and B.................  Sentinel Trust     2,665,000
                Walton County..................................  Sentinel Trust    11,925,000
                Americus-Sumpter PDA Series A and B............  Sentinel Trust     1,900,000
                Cave Springs 1996..............................  Sentinel Trust     1,555,000
                Jackson, Tennessee 1993........................  Sentinel Trust     1,600,000
                Jackson, Tennessee 1989........................  Sentinel Trust     3,265,000
                Sumner, Tennessee 1989 Series A and B..........  Sentinel Trust     2,695,000
                                                                 --------------   -----------
                          TOTAL:...............................                   $50,785,000


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

NOTE 8:  EARNINGS PER SHARE


The Company and its subsidiaries have adopted the provisions of SFAS 128 for reporting purposes. Earnings available to common shares has been computed as net income less all preferred stock dividends earned during the period, whether or not declared. No additional securities have been included in the computation of diluted earnings per share as they would be antidilutive. See the Company's Annual Report for the fiscal year ended June 30, 1997 for a description of securities which may potentially be dilutive in the future.


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

On November 25, 1997, the Company, Sun and representatives of the plaintiffs entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, Sun has agreed to pay $9 million into an interest bearing escrow account maintained by Sun to settle ten putative class action lawsuits ("Actions") filed in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors. The Company has also agreed to assign coverage under its directors' and officers' liability insurance policy for these specific claims to the plaintiffs in the Actions. The payment and assignment (the "Settlement") is contingent upon the closing of the merger with Sun and confirmatory discovery and is subject to the execution of definitive documentation and court approval. Upon satisfaction of the conditions precedent to the Settlement, all claims by the plaintiffs that were or could have been asserted by the plaintiffs against the Company or any of the other defendants in the Actions will be settled and released and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the plaintiffs.

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

                                    Part II.

Item 6.   Exhibits and Reports on Form 8-k

          (a) Insert to Exhibit List for Retirement Care Associates, Inc. 10-Q/A dated December 31, 1997


EXHIBIT NO.         DESCRIPTION                                  LOCATION

  10.16             Form of Amendment No. 1 to Security          *
                    Agreement dated as of January 9, 1998

  10.17             Form of Amendment No. 1 to Amended           *
                    and Restated Pledge Agreement dated as
                    of January 9, 1998

  10.18             Form of Revolving Credit Note                *
                    ($10,000,000) by Capitol Care
                    Management Company, Inc. and
                    Retirement Management Corporation to
                    the order of HCFP Funding, Inc. dated
                    December 15, 1998

  10.19             Form of Revolving Credit Note                *
                    ($10,000,000) by subsidiaries to the
                    order of HCFP Funding, Inc. dated
                    December 15, 1998

  10.20             Form of Loan and Security Agreement          *
                    by Retirement Care Associates, Inc.;
                    Capitol Care Management Company,
                    Inc.; Retirement Management
                    Corporation and HCFP Funding, Inc.
                    dated December 15, 1997

  10.21             Form of Loan and Security Agreement          *
                    by Subsidiaries and HCFP Funding, Inc.
                    dated December 15, 1997

  10.22             Form of Intercreditor Agreement dated        *
                    December 15, 1997


---------------------
* - Previously filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RETIREMENT CARE ASSOCIATES, INC.

DATED: April 8, 1998                By:/s/ Darrell C. Tucker
                                         ---------------------------------------

                                         Darrell C. Tucker, Treasurer