Form 10-Q
period 1998-03-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-05-15
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

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

                              Yes [ X ]   No [   ]

There were 14,798,525 shares of the Registrant's $.0001 par value Common Stock outstanding as of March 31, 1998.

                   RETIREMENT CARE ASSOCIATES AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                         Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction .....................................        3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               March 31, 1998 and March 31, 1997.................        4

               Consolidated Statements of Operations
               (Unaudited) - Nine Months Ended
               March 31, 1998 and March 31, 1997.................        5

               Consolidated Balance Sheets - (Unaudited)
               March 31, 1998 and (Audited) June 30, 1997 .......        6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine Months Ended March 31,
               1998 and March 31, 1997...........................        8

               Notes to Consolidated Financial
               Statements (Unaudited) ...........................        9 - 12

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition ........................................       13 - 17

PART II.  OTHER INFORMATION

  Item 1.      Legal Proceedings ................................       18

  Item 6.      Exhibits and Reports on Form 8-K .................       19

               Signatures .......................................       20

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

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                March 31,            March 31,
                                                   1998                1997
REVENUES
Patient service revenue                        $ 72,743,493        $ 53,044,270
Medical supply revenue                            9,338,426          11,815,392
Management fee revenue:
  From affiliates                                   361,631             525,001
  From others                                        48,036             107,579
Other operating revenue                             626,103             307,614
                                                 83,117,689          65,799,856
EXPENSES
Cost of patient services                         52,899,755          36,301,053
Cost of medical supplies sold                     5,886,281           8,023,127
Lease expense                                     5,214,327           3,668,546
General and administrative                       14,878,159          10,026,455
Depreciation and amortization                     1,637,279           1,668,117
Interest                                          4,728,931           3,424,921
Provision for bad debt                              524,827             848,000
                                                 85,769,559          63,960,219

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                               (2,651,870)          1,839,637

Minority interest                                   215,000            (125,900)

Income (loss) before income taxes                (2,436,870)          1,713,737

Income tax provision                                     --             420,000

Net income (loss)                                (2,436,870)          1,293,737

Preferred stock dividends                            30,000              90,000

Income (loss) applicable to
  common stock                                   (2,466,870)          1,203,737

BASIC AND DILUTED NET INCOME (LOSS) PER
  COMMON SHARE                                         (.17)                .08

WEIGHTED AVERAGE SHARES OUTSTANDING              14,795,480          14,075,232

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                March 31,           March 31,
                                                   1998                1997
REVENUES
Patient service revenue                       $ 208,073,082       $ 142,969,704
Medical supply revenue                           31,696,160          34,592,701
Management fee revenue:
  From affiliates                                 1,235,000           1,777,500
  From others                                       144,110             347,701
Other operating revenue                           1,527,376           2,493,323
                                                242,675,728         182,180,929
EXPENSES
Cost of patient services                        151,475,580         101,622,310
Cost of medical supplies sold                    21,421,123          23,356,604
Lease expense                                    16,091,951           9,683,743
General and administrative                       43,113,784          32,630,996
Depreciation and amortization                     5,010,110           4,181,243
Interest                                         12,880,147           8,576,528
Provision for bad debt                              905,718           2,148,000
                                                250,898,413         182,199,424

(LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                               (8,222,685)            (18,495)

Minority interest                                    90,000            (139,400)

(Loss) before income taxes
  and extraordinary item                         (8,132,685)           (157,895)

Income tax (benefit)                             (1,340,000)            (40,000)

(Loss) before extraordinary item                 (6,792,685)           (117,895)

Extraordinary item, less applicable
  income taxes                                           --            (490,000)

Net (Loss)                                       (6,792,685)           (607,895)

Preferred stock dividends                           105,000           2,236,777

(Loss) applicable to
  common stock                                   (6,897,685)         (2,844,672)

BASIC AND DILUTED (LOSS) PER COMMON
  SHARE BEFORE EXTRAORDINARY ITEM                      (.47)               (.17)

BASIC AND DILUTED NET (LOSS) PER
  COMMON SHARE                                         (.47)               (.21)

WEIGHTED AVERAGE SHARES OUTSTANDING              14,745,825          13,484,106

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 1998 AND AUDITED AT JUNE 30, 1997

                                                   Unaudited          Audited
                                                   March 31,          June 30,
                                                      1998              1997
ASSETS

CURRENT
Cash and cash equivalents                         $  2,298,093      $  3,637,878
Accounts receivable                                 52,169,007        40,391,377
Inventory                                           10,369,350         7,255,289
Deferred tax asset                                   4,567,234         4,408,733
Income tax receivables                               5,065,431         4,065,431
Note and accrued interest receivable                    75,000            75,000
Restricted Bond Fund                                 6,475,218         3,068,276
Prepaid expenses and other                             507,117         2,009,467

Total current assets                                81,526,450        64,911,451

PROPERTY AND EQUIPMENT                             160,324,578       150,492,221

OTHER ASSETS
Investments in unconsolidated affiliates             1,043,433           734,514
Deferred lease and loan costs                       12,810,921        13,065,759
Goodwill                                            15,991,514        16,357,532
Advances due from non-affiliates                       869,138         1,421,405
Advances due from affiliates                        11,897,266         1,411,379
Restricted bond funds                                4,782,943         3,689,969
Other assets                                         2,658,924         3,286,736

Total other assets                                  50,054,139        39,967,294

                                                  $291,905,167      $255,370,966

                RETIREMENT CARE ASSOCIATES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1998 AND AUDITED AT JUNE 30, 1997

                                                  Unaudited          Audited
                                                   March 31,         June 30,
                                                     1998              1997
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Lines of credit                                 $  26,670,005     $   9,935,036
Current maturities of long-term debt               16,826,034        11,454,059
Loans payable to affiliates                                --         1,478,368
Accounts payable                                   43,960,589        34,076,015
Accrued expenses                                   23,544,099        18,417,258
Deferred gain                                          40,000            40,000

Total current liabilities                         111,040,727        75,400,736

Deferred gain                                         151,370           181,370
Deferred income taxes                               1,098,929         1,098,929
Long-term debt and capitalized leases,
 less current maturities                          148,514,614       141,674,131

Minority interest                                   4,480,389         4,520,953

Redeemable convertible preferred stock              1,200,000         1,800,000

Shareholders' equity
 Common stock, $.0001 par value;
 300,000,000 shares authorized; 14,798,525
 and 14,489,888 shares outstanding                      1,479             1,450
 Preferred stock                                    2,786,000         3,250,000
 Additional paid-in capital                        45,885,564        43,799,617
 Retained earnings                                (23,253,905)      (16,356,220)

Total shareholders' equity                         25,419,138        30,694,847

Total liabilities and shareholders' equity      $ 291,905,167     $ 255,370,966

                        RETIREMENT CARE ASSOCIATES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    March 31,        March 31,
                                                      1998             1997
OPERATING ACTIVITIES
Net (loss)                                        $ (6,792,685)    $   (607,895)
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                      5,010,110        4,181,243
  Provision for bad debts                              905,718        2,148,000
  Amortization of deferred gain                        (30,000)        (180,000)
  Minority interest                                   (215,000)         139,400
  Deferred income taxes                             (1,340,000)        (319,641)
Changes in current assets and liabilities
  net of effects of acquisitions:
  Accounts receivable                              (12,683,348)     (21,314,820)
  Inventory                                         (3,114,061)      (4,212,762)
  Prepaid expense and other assets                   2,130,162       (3,559,907)
  Accounts payable and accrued expenses             15,192,914       13,158,812
  Increase in deferred lease and loan costs                          (4,067,891)

Cash (used in) operating activities                   (936,190)     (14,635,461)

INVESTING ACTIVITIES
Purchase of property and equipment                 (13,327,849)     (41,765,378)
Issuance of advances to affiliates                 (11,964,255)      14,316,661
Restricted bond funds                               (4,499,916)      (3,679,070)
Changes in marketable equity securities                     --         (862,201)
Change in receivable                                   552,267         (290,694)
Deferred loan and lease cost                          (893,762)              --
Investment in unconsolidated subsidiaries             (308,919)        (237,714)

Cash (used in) investing activities                (30,442,434)     (32,518,396)

FINANCING ACTIVITIES
Dividends on preferred stock                          (105,000)        (150,000)
Redemption of preferred stock                         (600,000)        (600,000)
Net proceeds from issuance of:
  Line of credit                                    16,734,969        6,042,367
  Common stock                                       2,085,976        1,080,628
  Long-term debt                                    14,102,069       37,196,676
  Preferred Stock                                     (464,000)       9,340,000
  Payments on long-term debt                        (1,715,175)      (1,644,579)
  Purchase and retirement of common stock                            (3,800,403)
Cash provided by financing activities               30,038,839       47,464,689
Net increase (decrease) in cash and
  cash equivalents                                  (1,339,785)         310,832
Cash and cash equivalents, beginning of year         3,637,878           45,365
Cash and cash equivalents, end of year            $  2,298,093     $    356,197

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

NOTE 2: RESTATEMENT

The consolidated financial statements for the nine months ended March 31, 1997, as originally reported, reflected certain balances which were subsequently determined to be incorrect and, accordingly, the consolidated financial statements for the nine months ended March 31, 1997 were restated as follows (in thousands):

                               As Previously Reported          As Restated
                               ----------------------          -----------
Revenues                             $182,181                   $182,181
Operating Expenses                   $188,365                   $182,199*
Net Earnings (Loss)
   applicable to common stock        $ (4,369)                  $   (608)
Shareholders' Equity                 $ 36,790                   $ 36,780

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

NOTE 5:  ADVANCES TO AFFILIATES

At March 31, 1998 and June 30, 1997, the Company had advances to
(from) affiliates totaling approximately ($11,897,266) and $66,991, respectively, and are due on demand.

NOTE 6.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                March 31,      June 30,
                                                  1998           1997
                                             ------------    ------------
Amounts outstanding under Revenue Bonds
  secured by retirement facilities           $ 81,400,000    $ 74,675,000

Other debt secured by retirement and
  nursing facilities                           40,390,000      40,700,380

Other debt                                     21,577,846      15,780,008

Capitalized leases                             21,972,802      21,972,802

Totals                                        165,340,648     153,128,190

Current maturities                             16,826,034      11,454,059

Total long-term debt                         $148,514,614    $141,674,131

In connection with the bond indentures underlying the revenue bonds, the Company is required to meet certain covenants, including monthly sinking fund deposits, adequate balances in debt service reserve funds, timely payment of tax obligations and adequate insurance coverage. At March 31, 1998, the Company was in default under several of these covenants, including the failure to make monthly payments to the bond sinking funds for certain of the facilities and inadequate debt service reserves for certain of the facilities. The Company is also delinquent with regard to the payment of property taxes at several facilities. The bond indentures underlie industrial development revenue bonds, municipal revenue bonds and housing development mortgage bonds that, together, totalled approximately $50,785,000 at June 30, 1997. The following table includes the bonds that were in default as of June 30, 1997:

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

NOTE 10: AMENDMENT NO. 3 TO SUN MERGER AGREEMENT.

On November 25, 1997, the Company entered into the third amendment ("Amendment No. 3") to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") between the Company and Sun. Amendment No. 3 changes the exchange ratio in the Merger Agreement from 0.520 shares of the common stock of Sun for each share the Company's common stock to that number of shares of the common stock of Sun having a market value, based on the average closing price for the common stock of Sun equal to $10.00 per share, subject to adjustment up or down in event of the significant appreciation or depreciation in the price of the common stock of Sun. Amendment No. 3 also (i) waives certain responsibilities and warranties which had become materially incorrect since the date of the original Merger Agreement; (ii) modifies the definition of "Company Material Adverse Effect" to related only to changes in the assets and liabilities of the Company; (iii) contains provisions relating to Sun and its affiliates providing ancillary services to the Company and its affiliates; (iv) contains provisions allowing the Company to obtain up to $15 million in working capital financing under certain conditions; (v) contains provisions relating to certain related company leases; (vi) modifies the conditions to Sun's obligations to consummate the merger with the Company related to the Company's representations and warranties and makes corresponding modifications to Sun's termination rights;
(vii) provides a termination fee payable to the Company in the event Sun's board of directors changes its recommendation of the merger in a manner adverse to the Company; (viii) contains certain other technical provisions; and (ix) extends the date after which either party may freely terminate the Merger Agreement from November 30, 1997 (or under certain circumstances, December 31, 1997) to June 30, 1998.

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

The Company has not recorded an accrual of the Settlement in its financial statements because it is not apparent to the Company's management that a liability has been incurred or that the Company's assets are impaired as of the date hereof. The Company cannot establish the amount of potential liability, if any, to be incurred by the Company because the Actions are still in their preliminary stages and the Settlement is still contingent on the closing of the merger with Sun. Although the MOU has been executed with respect to the Settlement, the Settlement is only effective if the proposed merger with Sun is consummated. If the proposed merger with Sun is not consummated and the Settlement becomes null and void, the Company will vigorously defend against the Actions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

The Company's total revenues for the three months ended March 31, 1998, were $83,117,689 compared to $65,799,856 for the three months ended March 31, 1997. Due to the increased number of facilities owned or leased by the Company patient service revenue increased from $53,044,270 for the quarter ended March 31, 1997 to $72,743,493 for the quarter ended March 31, 1998. The Company was operating 101 facilities for the quarter ended March 31, 1998 compared to 86 for the quarter ended March 31, 1997. The cost of patient services in the amount of $52,899,755 for the quarter ended March 31,1998 represented 73% of patient service revenue, as compared to $36,301,053, or 68% of patient service revenue during the quarter ended March 31,1997.

Medical supply revenue decreased from $11,815,392 during the quarter ended March 31, 1997, to $9,338,426 during the quarter ended March 31, 1998. These revenues, which are revenues of Contour Medical, Inc. ("Contour"), a majority-owned subsidiary, decreased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue decreased 5% from 68% during the quarter ended March 31, 1997, as compared to approximately 63% during the quarter ended March 31, 1998. The decrease is primarily attributable to lower costs of product purchased.

Management fees decreased from $632,580 in the quarter ended March 31, 1997 to $409,667 in the quarter ended March 31, 1998. As of March 31, 1997, the Company was managing 20 facilities, and as of March 31, 1998, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company leased three long-term facilities and four assisted living/independent facilities and purchased one long-term care facility and two assisted living/independent living facilities from Messrs. Brogdon and Lane. In addition, two third-party assisted living/independent living facilities cancelled their management contracts with the Company. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed, by the Company. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

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

Other operating revenue increased from $307,614 during the quarter ended March 31, 1997, to $626,103 during the quarter ended March 31, 1998. The increase was primarily the Company's percentage of the net income of an unconsolidated subsidiary recorded by the Company on the equity method.

Lease expense increased from $3,668,546 for the quarter ended March 31, 1997, to $5,214,327 for the quarter ended March 31, 1998. This increase is primarily attributable to the increased numbers of facilities that the Company has leased.

General and administrative expenses for the three months ended March 31, 1998 was $14,878,159, representing 18% of total revenues, as compared to $10,026,455, representing 15% of total revenues, for the three months ended March 31, 1997. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $650,000 was due to legal, accounting and other costs related to the pending merger with Sun Healthcare Group, Inc.

Interest expense increased from $3,424,921 during the quarter ended March 31, 1997, to $4,728,931 during the quarter ended March 31, 1998, as a result of the increased amount of debt carried by the Company as a result of acquisitions consummated during the preceding twelve months. At March 31, 1997, the Company had approximately $151 million in long-term debt, as compared to approximately $165 million in long-term debt at March 31, 1998.

For the quarter ended March 31, 1998, the Company received no income tax benefit, as compared to a tax benefit of $420,000 which represents an effective tax benefit of 25% for the quarter ended March 31, 1997.

The Company had a net loss of $2,436,870 for the quarter ended March 31, 1998, compared to net income of $1,293,737 for the quarter ended March 31, 1997. The change is attributable to a deterioration in the Company's operations as a result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, and costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems).

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997

The Company's total revenues for the nine months ended March 31, 1998, were $242,675,728 compared to $182,180,929 for the nine months ended March 31, 1997.

Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $142,969,704 for the nine months ended March 31, 1997 to 208,073,082 for the nine months ended March 31, 1998. The Company was operating 101 facilities for the nine months ended March 31, 1998, compared to 86 for the nine months ended March 31, 1997. The cost of patient services in the amount of 151,475,580 for the nine months ended March 31, 1998, represented 73% of patient service revenue, as compared to 101,622,310 or 71% of patient service revenue during the nine months ended March 31, 1997.

Medical supply revenue decreased from 34,592,701 during the nine months ended March 31, 1997, to 31,696,160 during the nine months ended March 31, 1998. The decrease in amount is primarily a result of increases in the cost of products sold and increased competition in the medical supply industry, which has decreased the sale price of most products. These revenues, which are revenues of Contour Medical, Inc., ("Contour"), a majority-owned subsidiary, decreased primarily due to volume. Cost of medical supplies sold as a percentage of medical supply revenue was approximately 68% during the nine months ended March 31, 1998 as compared to approximately 68% of such revenue during the same period last year.

Management fees decreased from 2,125,201 in the nine months ended March 31, 1997 to $1,379,110 in the nine months ended March 31, 1998. As of March 31, 1997, the Company was managing 20 facilities, and as of March 31, 1998, the Company was only managing 8 facilities. The reduced number of facilities managed by the Company is due to the fact that the Company leased three long-term care facilities and four assisted living/independent living facilities and purchased one long-term care facility and two assisted living/independent living facilities from Messrs. Brogdon and Lane. In addition, two third-party assisted living/independent living facilities cancelled their management contracts with the Company. The Company purchased and leased these facilities to reduce the affiliated receivable due the Company and to increase the number of facilities owned or leased, rather than just managed by the Company. Management anticipates that the number of facilities only managed by the Company will continue to decline as a result of the acquisition of such facilities by the Company.

Owning or leasing a facility is distinctly different from managing a facility with respect to operating results and cash flows. For an owned or leased facility, the entire revenue/expense stream of the facility is recorded on the Company's income statement. In the case of a management agreement, only the management fee is recorded. The expenses associated with management revenue are somewhat indirect as the infrastructure is already in place to manage the facility. Therefore, the profitability of managing a facility appears more lucrative on a margin basis than that of an owned/leased facility. However, the risk of managing a facility is that the contract generally can be cancelled on a relatively short notice, which results in loss of all revenue attributable to the contract. Furthermore, with an owned or leased facility the Company benefits from the increases in value of the facility as its performance increases. With a management contract, the owner of the facility maintains the equity value. From a cash flow standpoint, a management contract is more lucrative because the Company does not have to support the ongoing operating cash flow of the facility.

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

Other operating revenue decreased from $2,493,323 for the nine months ended March 31, 1997, compared to $1,527,376 for the nine months ended March 31, 1998. The decrease is primarily a result of one-time referral fees of $650,000 received from a building contractor, and approximately $580,000 in interest income from affiliated companies included in the March 31, 1997 amount.

General and administrative expenses for the nine months ended March 31, 1998 were $43,113,784 representing 18% of total revenues, as compared to $32,630, 996, representing 18% of total revenues, for the nine months ended March 31, 1997. The increase in the dollar amount is primarily due to the general and administrative expenses related to operating the additional facilities owned or leased by the Company, and approximately $1,450,000 was due to legal and accounting expenses related to the pending merger with Sun.

Interest expense increased from $8,576,528 during the nine months ended March 31, 1997, to $12,880,147 during the nine months ended March 31, 1998, as a result of the increased amount of debt carried by the Company as a result of acquisitions made over the last twelve months. At March 31, 1997 the Company had approximately $151 million in long-term debt, as compared to approximately $165 million in long-term debt at December 31, 1998.

For the nine months ended March 31, 1998, the Company received an income tax benefit of $1,340,000, as compared to a tax benefit of $40,000 for the nine months ended March 31, 1997.

The net loss of $6,792,685 for the nine months ended March 31, 1998, compares to a net loss of $607,895 for the nine months ended March 31, 1997. The increased loss is attributable to the fact that the Company's operations have deteriorated as a result of the pendency of and delays associated with the merger with Sun, including higher-than-normal turnover, and costs associated with the integration and operation of the Company's recently-acquired Virginia and North Carolina facilities (including certain regulatory compliance problems.)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had a deficit of $29,514,277 in working capital compared to a deficit of $10,489,285 at June 30, 1997.

The funds needed to reduce the increasing deficit in working capital could be provided by increased efforts to collect accounts receivable, possible refinancing of selected facilities, extended payment terms to major vendors for food and supplies, and increased control over expenses.

During the nine months ended March 31, 1998, cash used by operating activities was $936,190, as compared to $14,635,461 during the nine months ended March 31, 1997. The cash used during the nine months ended March 31, 1998 was primarily due to the net loss of $6,792,685, for the nine months ended March 31, 1998; increases in accounts receivable of $12,683,348 from Medicare settlements, increases in receivables on the 11 facilities added in the fourth quarter of the year ended June 30, 1997 and increases in Contour accounts receivable; increases in Contour inventory of $3,114,061 for primarily two new distribution centers. Cash provided by operating activities was primarily depreciation and amortization of $5,010,110 on facilities, increases in accounts payable and accrued expenses of $15,192,914 from 11 facilities added in the fourth quarter of the year ended June 30, 1997.

Cash flows used in investing activities during the nine months ended March 31, 1998, totaled $30,442,434 as compared to $32,518,396 during the nine months ended March 31, 1997. The company expended $13,327,849 on the purchase of property and equipment including the purchase of a long-term care facility for $5,400,000 on October 1, 1997 from individuals who are officers and directors of the Company. The facility was subject to bond debt of $4,285,000. The Company applied the remaining purchase price of $1,115,000 against the advance to the facility of $919,148 from the Company, thereby resulting in an advance from the facility of $195,852 due to the Company. The Company paid $4,499,916 for restricted bond funds on facilities and advanced $11,964,255 to affiliated companies. The advances are due on demand. The Company issues advances and notes receivable to affiliated companies controlled by Messrs. Brogdon and Lane to finance working capital deficits and capital expenditures of facilities which are managed by the Company. In the opinion of the Company's Board of Directors, these advances represent a good use of the Company's funds because they enable such affiliated companies to develop their properties, increase census revenue and increase the fair market value of the facilities, which gives the Company greater assurances that the facilities will continue to pay management fees to the Company. Further, as census revenues increase, management fees payable to the Company will likewise increase. In addition, as properties mature and develop, they may be acquired by the Company with a portion of the purchase price payable through the cancellation of advances and notes receivable due the Company.

Cash provided by financing activities during the nine months ended March 31, 1998, totaled $30,038,839 as compared to $47,464,689 during the nine months ended March 31, 1997. Sources of cash included additional lines of credit of $16,734,969 which included $14,000,000 from Health Care Financial Partners, an unrelated third party. The interest rate on the line of credit is prime plus 2% and is due on December 15, 2001, collateralized by a first lien on accounts receivable of the Company. The Company incurred long-term debt of $14,102,069 including $5,000,000 from Sun and $4,285,000 of bond debt on the acquisition of a long-term care facility from two individuals who are officers and directors of the Company. The bond debt is due 2015, with an interest rate of 9.5%. Sources of cash also included proceeds from issuance of stock options of $2,085,976. Cash used in financing activities primarily consisted of $464,000 in payments on long-term debt, $600,000 in redemption of Series AA Preferred Stock, and $105,000 in dividends on preferred stock.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended, includes information in Part I, Item 3 - Legal Proceedings, with regard to litigation commenced during the quarter ended September 30, 1997 as well as information regarding the period covered by such report. The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended, includes information in Part II, Item 1 - Legal Proceedings, with regard to litigation commenced during the quarter ended December 31, 1998 as well as information regarding the period covered by such report. Such information is incorporated herein by this reference.

         On December 30, 1997, the Company and Theratx, Inc. ("Theratx") settled the lawsuit filed by Theratx against the Company for an aggregate amount of $2.5 million, which amount includes payment for additional services rendered subsequent to the filing of the original complaint by Theratx.

         On December 15, 1997, judgment was entered against the Company and Capitol Care Management Company, Inc., a subsidiary of the Company ("Capitol Care"), for the full amount of the damages claimed (plus interest and fees) by CMS Therapies, Inc. ("CMS") in CMS' lawsuits against the Company and Capitol Care. On March 27, 1998, these matters were settled for the aggregate amount of $2.4 million, which amount includes interest and fees.

         On December 10, 1997, a derivative complaint was filed by Brickell Partners ("Brickell") in the United States District Court for the District of Colorado, naming the Company's directors, Christopher Brogdon, Edward E. Lane, Darrell C. Tucker, Julian S. Daley and Harlan Mathews, as defendants and the Company as a nominal defendant. The complaint alleges causes of action for breach of fiduciary duty and gross negligence against the director defendants. The defendants responded to the complaint on March 6, 1998 by filing a motion to transfer the action to the United States District Court for the Northern District of Georgia and filing motions to dismiss based upon lack of personal jurisdiction and failure to properly state a cause of action. The Company intends vigorously to defend this action.

         The Company has purchased and maintained an insurance policy from Cincinnati Insurance Company ("CIC") that provides director's and officer's ("D&O") liability coverage. The amount of D&O coverage under the Company's policy is capped at $5,000,000 per policy year, and the scope of coverage is limited by a number of endorsements appended to the D&O policy.

         The scope of coverage under the Company's D&O policy and, more specifically, whether the Company's D&O policy provides coverage for the acts alleged to have occurred in the pending class action complaints brought on behalf of the Company's shareholders, are now issues in an action brought by CIC against the Company. CIC filed its action on

October 10, 1997. That action is captioned The Cincinnati Insurance Company v. Retirement Care Associates, Inc., Christopher Brogdon, Darrell C. Tucker, Julian
S. Daley, Edward E. Lane, Harlan Mathews and Does 1 through 10, Case No. 1 97-CV-3102-CC (N.D. Ga.). CIC's action seeks: (i) a declaratory judgment that the SEC Exclusion Endorsement under the D&O policy issued by CIC to the Company does not provide coverage for losses incurred from the pending class actions; and, alternatively, (ii) rescission of the D&O policy issued by CIC to the Company based upon alleged material misrepresentations that the Company made at the time the policy was renewed.

         The parties have agreed to stay any answer and/or response by the defendants to CIC's complaint until after the consummation of the merger transaction contemplated in the fourth amendment to the Agreement and Plan of Merger and Reorganization by and among the Company, Sun Healthcare Group, Inc. ("Sun"), and Peach Acquisition Corporation, a wholly-owned subsidiary of Sun ("Peach"), pursuant to which Peach will be merged with and into the Company (the "RCA Merger"). This stay has not yet been approved by the Court.

         On November 25, 1997, the Company, Sun and representatives of the plaintiffs to the Company's class action shareholder suits entered into a Memorandum of Understanding ("MOU"). Pursuant to the MOU, Sun has agreed to pay $9 million into an interest-bearing escrow account maintained by Sun (the "Escrow Account") to settle the Actions (the "Settlement"). The Company also agreed to assign coverage under its directors' and officers' liability insurance policy, referred to below, for these specific claims to the plaintiffs. The Settlement is contingent upon the closing of the RCA Merger and confirmatory discovery and is subject to the execution of definitive documentation and Court approval. Upon satisfaction of the conditions precedent to the Settlement, all claims by the class that were or could have been asserted by the plaintiffs against the Company or any of the other defendants in the Actions will be settled and released, and the Actions will be dismissed in their entirety with prejudice in exchange for the release of all funds from the Escrow Account to the plaintiffs. Court approval of the Settlement will not be sought unless and until the RCA Merger closes, and therefore, no assurance can be given that the Settlement will become final even if the RCA Merger is consummated. On April 28, 1998, the Court denied the plaintiffs, motion for immediate confirmatory discovery, but ruled instead that if the RCA Merger closes on or before June 30, 1998, confirmatory discovery must be produced within 30 days after the Company's Effective Time.

         There can be no assurance that additional actions will not be filed against the Company and its officers and directors. However, the Actions are styled as class actions, and should the RCA Merger close and the Settlement become final, any additional class actions would be precluded, although individual plaintiffs may opt out of the Settlement. There can be no assurance that the Actions will be settled and dismissed on the terms described herein or at all. In the event that the RCA Merger does not close, or if the Settlement is terminated for any reason, then the Company intends to vigorously defend the Actions, which may result in protracted litigation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a) Exhibit 27 - Financial Data Schedule. Filed herewith electronically.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RETIREMENT CARE ASSOCIATES, INC.

DATED: May 15, 1998                 By: /s/ Darrell C. Tucker
                                       ---------------------------------------
                                       Darrell C. Tucker, Treasurer