Form 10-K/A
period 1996-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-05-21
CIK 798540

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                                Amendment No. 5
                          (Amending Part II - Item 7)


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

         Allowance for uncollected accounts during 1996. The Company's accounts receivable nearly doubled during 1996, and the mix of such receivables also changed significantly. In 1995, amounts due from Medicare and Medicaid represented approximately 87% of the Company's total accounts receivable, versus 67% in 1996. Further, amounts due from patients increased from approximately $11,000 in 1995 to approximately $3,113,000 in 1996, and the Company's other trade receivables increased from approximately $761,000 in 1995 to approximately $2,595,000 in 1996. The Company reviewed its 1995 allowance on a payor category basis and concluded that the balance was appropriate for 1995. Nothing was noted that would indicate a misapplication of facts and circumstances during 1995, and nothing would indicate a potential error relating to the allowance for uncollectible accounts during 1995. Since 87% of the Company's accounts receivable in 1995 consisted of Medicare and Medicaid receivables, and since these amounts were billed and paid on a regular and timely basis from state and federal agencies, no allowance for uncollectible accounts for 1995 was deemed necessary. However, with the large increase during 1996 in accounts receivable from sources other than Medicare and Medicaid, such as private pay residents and insurance companies, the Company refined its method of evaluation of the collectibility of its accounts receivable and recorded the allowance for uncollectible accounts for fiscal year 1996.

         Additional accrual for claims incurred but not reported for self-insured worker's compensation and health care. Until April 1995, the Company had been acquiring commercial insurance, which transferred substantially all risk to a third party insurer. In conjunction with the Company's switch to self-insurance, the Company experienced significant growth during 1996 compared to 1995. During 1996, the Company acquired or leased an additional 28 facilities, a 74% increase in total facilities owned or leased. A similar increase in covered employees can be implied. As a result of the increase in facilities and the rapid increase in covered employees, the reasonable conclusion is that the expenses associated with these increases are properly accounted for in 1996. The Company evaluated what portion of the expenses, if any, would have been properly accrued in 1995 and determined that amount to be $174,000 net of the related tax effect.

         Accrual for compensated absences. The Company evaluated what portion of the expenses, if any, would have been properly accrued in 1995 and determined that amount to be $24,000 net of the related tax effect.

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

         Adjustment to lease expense. This adjustment represents the amount necessary to increase lease expense to reflect straight line expense for those leases which contained escalation clauses. This adjustment is principally related to 1996 when the Company acquired an additional 28 facilities. The Company evaluated what portion of the expenses, if any, would have been properly included in prior periods and determined that $143,000 and $52,000 net of the related tax effect should have been reflected in the 1995 and 1994 financial statements, respectively.

         If the amounts noted above had been reflected in the 1995 financial statements, they would have had the following effect:

                                                       1996             1995
Net income before cumulative effect of              $1,374,808       $5,058,503
change in accounting principle - as reported

Proforma effect of adjustments                         393,000         (393,000)
                                                    ----------       ----------

Proforma net income before cumulative effective     $1,767,808       $4,719,503
of change in accounting principle                   ----------       ----------


Net income (loss) per common share                      $(0.08)           $0.40

Proforma effect of adjustments                            0.03            (0.01)
                                                    ----------       ----------

Proforma net income (loss) per common share             $(0.05)           $0.39
                                                    ----------       ----------

The Company believes that the effect of such items does not warrant any adjustments to the 1995 financial statements.



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

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: May 21, 1998                     By: /s/ Darrell C. Tucker
                                        -------------------------------
                                          Darrell C. Tucker, Treasurer