Form 10-K/A
period 1997-06-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-05-21
CIK 798540

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

         Due to the increased number of facilities owned or leased by the Company, patient service revenue increased from $119,499,849 for the year ended June 30, 1996 to $202,603,841 for the year ended June 30, 1997. The cost of patient services in the amount of $148,520,849 for the year ended June 30, 1997, represent 73% of patient service revenue, as compared to $81,082,972 or 68%, of patient service revenue during the year ended June 30, 1996. The increase in the percentage is attributed to the Company's operation of twenty-one long-term care facilities compared to fourteen assisted living/independent living facilities in the year end June 30, 1997. The long-term care facilities require more everyday skilled patient services than assisted living/independent living facilities. Additionally, staffing a long-term care facility requires more nursing specialists, therapy services and higher staffing levels as compared to assisted living/independent living facilities.

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

         Adjustment of previously recorded inventory. This adjustment applies only to the 1996 financial statements. Initially, the Company had erroneously included certain items, such as beds and other insignificant equipment ($200 or less per item), in its physical inventory b facility. The adjustment to inventory represents a correction to the inventory balance to only reflect those items appropriately included as inventory.

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

         If the amounts noted above had been reflected in the 1995 financial statements, they would have had the following effect:

                                                    1996              1995
Net income before cumulative effect of           $1,374,808        $5,058,503
change in accounting principle - as reported

Proforma effect of adjustments                      393,000          (393,000)
                                                 ----------        ----------

Proforma net income before cumulative effect     $1,767,808        $4,719,503
of change in accounting principle                ----------        ----------


Net income (loss) per common share               $    (0.08)       $     0.40
Proforma effect of adjustments                         0.03             (0.01)
                                                 ----------        ----------

Proforma net income (loss) per common share      $    (0.05)       $     0.39
                                                -----------        ----------


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


         All of the Company's notes receivable and advances to affiliated entities issued during fiscal year 1996 were paid in full during 1997, including interest on the notes receivable at a rate of 12% per annum. Affiliated entities that received notes receivable and advances during 1996 were Gordon Jensen Health Care Association, Inc. ("Gordon Jensen"), Winter Haven Homes, Inc. ("Winter Haven"), Southeastern Cottages, Inc. ("SCI"), National Assistance Bureau, Inc. ("NAB"), Chamber Health Care Society, Inc. ("Chamber") and Senior Care, Inc. ("Senior Care"), all of which are owned or controlled by officers and directors of the Company or family members of such officers and directors, and Sea Breeze Health Care Center ("Sea Breeze"), a wholly-owned subsidiary of the Company. Further, the affiliated entities overpaid such notes receivable and advances during the fiscal year ended June 30, 1997 by $66,989, which includes the payment of interest on the notes receivable at a rate of 12% per annum. The Company used such overpayment to fund additional advances to such entities. For the fiscal year ended June 30, 1997, the Company advanced a total $143,876 to affiliated entities while recognizing management fee revenue of $2,212,500 for the same period. Management fee revenue recognized by the Company from affiliated entities is decreasing as the Company purchases or leases facilities from affiliated entities, thereby decreasing the number of affiliated facilities managed by the Company.

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


         Cash used in investing activities during the year ended June 30, 1996, was $44,981,326. The expenditures primarily related to purchases of property and equipment of $12,490,298 and acquisitions of facilities of $21,938,513. On December 15, 1995, the Company obtained both a sole general and a limited partnership interest, totaling 74.25% interest, in Encore Partners, L.P. in exchange for a capital contribution to Encore of $3.5 million. Encore owns three assisted living/independent living and two long-term care facilities. The acquisition was accounted under the purchase method of accounting. Profits and losses of Encore are allocated 74.25% to the Company and 25.75% to other partners. Available cash, if any, is distributed 74.25% to the Company and 25.75% to the other partners. On February 27, 1996, the Company purchased a thirty six unit assisted living/independent living facility from individuals who are officers and directors of the Company. The purchase price was $2,000,000 and was financed with a $1,600,000 mortgage loan from an unrelated third-party real estate investment trust and $400,000 from the Company, which offset an advance to the facility of $278,119 from the Company and created an advance from the facility of $121,881 to the Company. The advance was repaid by the Company during fiscal year 1997.

         During the fiscal year ended June 30, 1996, the Company issued notes receivable and advances in the aggregate amount of $8,935,677 to Gordon Jensen, Winter Haven, SCI, NAB, Chamber, Senior Care and Sea Breeze, while recognizing management fee revenue of $3,472,900 during the same period. These affiliated entities overpaid such notes receivable and advances during the 1997 fiscal year by $66,989, which includes the payment of interest on the notes receivable at a rate of 12% per annum. The Company has used such overpayment to fund additional advances to such entities. The Company's management fee revenue from affiliated entities is decreasing as the Company purchases or leases facilities from the affiliated entities, thereby decreasing the number of affiliated facilities managed by the Company.


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

                                     RETIREMENT CARE ASSOCIATES, INC.


Dated: May 21, 1998

                                      By:  /s/ Darrell C. Tucker
                                         ---------------------------------
                                         Darrell C. Tucker, Treasurer