Form 10-Q/A
period 1997-09-30
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-05-21
CIK 798540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A



                                Amendment No. 3


                          (Amending Part II - Item 1)


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

                                     INDEX

                                                                      Page(s)
PART II.  OTHER INFORMATION.

  Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . ..       3


               Signatures. . . . . . . . . . . . . . . . . . . . .       4

                                      -2-

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, includes information in Item 3 - Legal Proceedings, with regard to litigation commenced during the quarter ended September 30, 1997. Such information is incorporated herein by this reference.


          Since the Form 10-K was filed one additional class action was filed against the Company similar to the nine class actions disclosed in the Form 10-K. This suit was titled TP HOLDING ON BEHALF OF ITSELF AND ALL OTHERS SIMILARLY SITUATED, PLAINTIFF V. RETIREMENT CARE ASSOCIATES, INC., CHRIS BROGDON, DARRELL C. TUCKER, JULIAN S. DALEY AND HARLAN MATTHEWS, DEFENDANTS. This class action complaint was filed on October 24, 1997 in the United States District Court, Northern District of Georgia, Atlanta Division , Civil Action No. 1: 97-CV-3228. The complaint alleges that the Company and certain of its officers and directors misrepresented the results of the Company's operations and concealed adverse material information concerning the operations, finances, financial condition, products, inventories, results of operations and future business prospects of the Company in its quarterly reports, filings with the Securities and Exchange Commission, press releases and presentations to securities analysts. The compliant does not specify the amount of damages sought. The Company will vigorously defend against all ten of these class actions.


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


                                  RETIREMENT CARE ASSOCIATES, INC.
DATED: May 21, 1998               By: /s/ Darrell C. Tucker
                                      ----------------------------
                                      Darrell C. Tucker, Treasurer