Form 10-Q/A
period 1997-12-31
RETIREMENT CARE ASSOCIATES INC /CO/
filed 1998-05-21
CIK 798540

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

                                      INDEX


                                                                         Page(s)
PART I.   FINANCIAL INFORMATION

  Item 1.      Consolidated Financial Statements

               Introduction .....................................        3

               Consolidated Statements of Operations
               (Unaudited) - Three Months Ended
               December 31, 1997 and December 31, 1996 ..........        4

               Consolidated Statements of Operations
               (Unaudited) - Six Months Ended
               December 31, 1997 and December 31, 1996 ..........        5

               Consolidated Balance Sheets - (Unaudited)
               December 31, 1997 and (Audited) June 30, 1997 ....        6 - 7

               Consolidated Statements of Cash Flows
               (Unaudited) - Three Months Ended December 31,
               1997 and December 31, 1996 .......................        8

               Notes to Consolidated Financial
               Statements (Unaudited) ...........................        9 - 12

  Item 2.      Managements' Discussion and Analysis of
               Results of Operations and Financial
               Condition ........................................       13 - 17
               Signatures .......................................       18

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

                                    RETIREMENT CARE ASSOCIATES, INC.

DATED: May 21, 1998                 By:/s/ Darrell C. Tucker
                                         ---------------------------------------

                                         Darrell C. Tucker, Treasurer